Form 10-K
period 2006-12-31
Bear Stearns ARM Trust 2006-2
filed 2007-04-02
CIK 1364162

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-132232-08

       Bear Stearns ARM Trust 2006-2
       (exact name of issuing entity as specified in its charter)

       Structured Asset Mortgage Investments II Inc.
       (exact name of the depositor as specified in its charter)

       EMC Mortgage Corporation
       (exact name of the sponsor as specified in its charter)


  New York                                          51-0611754
  (State or other jurisdiction of                   54-2196859
  incorporation or organization)                    54-2196860
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

 Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

             None.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

            On February 9, 2007, Bear Stearns Residential Mortgage Corporation, a wholly owned subsidiary of The Bear Stearns Companies Inc. and an affiliate of the Registrant, acquired certain assets used in the subprime wholesale mortgage banking division of Performance Credit Corporation (formerly known as Encore Credit Corp.) ("PCC"), a California corporation that, until February 9, 2007, originated and purchased one-to four-family residential mortgage loans offered to borrowers with a particular emphasis on "nonconforming" borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The servicing criteria have been completed within the manner stated in the governing documents and are attached hereto under Item 15.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

            Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, Countrywide Home Loans Servicing LP, Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.


  Item 1123 of Regulation AB, Servicer Compliance Statement.

            The servicer compliance statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

     (a) Exhibits

   (4.1) Pooling and Servicing Agreement, dated as of May 1, 2006 among
         Structured Asset Mortgage Investments II Inc., as depositor, Wells Fargo Bank, N.A., as master servicer and securities administrator, EMC Mortgage Corporation, as seller and company and U.S. Bank National Association, as trustee Agreement (As previously filed on Form 8-K filed on June 15, 2006 and Current Report on Form 8-K filed June 22, 2006 and is hereby incorporated by reference into this report on Form 10-K).


   (4.2) Amended and Restated Pooling and Servicing Agreement, dated as of
         August 24, 2006, among Structured Asset Mortgage Investments II Inc., a Delaware corporation, as depositor, U.S. Bank National Association, a national banking association, as trustee, Wells Fargo Bank, N.A., as master servicer and as securities administrator, and EMC Mortgage Corporation, as seller (As previously filed on Form 8-K filed on September 7, 2006 and is hereby incorporated by reference into this report on Form 10-K).


  (10.1) Underwriting Agreement dated May 12, 2006, between Bear, Stearns, &
         Co. Inc., as underwriter Structured Asset Mortgage Investments II Inc., as depositor and Terms Agreement, dated May 26, 2006, between Bear Stearns & Co. Inc., as underwriter and Structured Asset Mortgage Investments II Inc., as depositor, relating to the Underwriting Agreement, dated May 12, 2006 Agreement (As previously filed on Form 8-K filed on June 15, 2006 and is hereby incorporated by reference into this report on Form 10-K)


  (10.2) Amended and Restated Flow Mortgage Loan Sale and Servicing Agreement, dated April 1, 2005, is hereby executed by and between EMC Mortgage Corporation, a Delaware corporation, as purchaser (the "Purchaser"), and Bank of America, National Association, a national banking association, as seller (the "Seller") and as servicer
         (the "Servicer").

  (10.3) Warranties and Servicing Agreement for residential adjustable rate first lien mortgage loans, dated and effective as of September 1, 2002, and is executed between EMC Mortgage Corporation, as purchaser (the "Purchaser"), and Countrywide Home Loans, Inc., as seller and servicer (the "Company").

  (10.4) Amendment No.1 is made January 1, 2003, by and between Courntrywide
         Home Loans, Inc., (the "Company") and EMC Mortgage Corporation,
         (the "Purchaser"), to the Seller's Warranties and Servicing Agreement, dated as of September 1, 2002, by and between the Company and the Purchaser (the "Agreement").

  (10.5) Amendment No. 2 is made this September 1, 2004, by and between EMC
         Mortgage Corporation (the "Purchaser") and Countrywide Home Loans, Inc. (the "Company"), to the Seller's Warranties and Servicing Agreement dated as of September 1, 2002, by and between the Purchaser and the Company.

  (10.6) Amendment Reg AB, dated as of January 1, 2006, by and between EMC Mortgage Corporation (the "Purchaser"), and Countrywide Home Loans, Inc. (the "Company") to that certain Seller's
         Warranties and Servicing Agreement dated as of September 1, 2002 by and between the Company and the Purchaser

  (10.7) Assignment,  Assumption and Recognition  Agreement,  dated as of May 1,
         2006, by EMC Mortgage Corporation, a Delaware corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2 (the "Assignee") and Wells Fargo Bank, N.A. (the "Company")

  (10.8) Assignment, Assumption and Recognition Agreement is made and entered into as of May 31, 2006, among EMC Mortgage Corporation, (the "Assignor"), U.S. Bank National Association, not individually but solely as Trustee for the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2, (the "Assignee") and Countrywide Home Loans Servicing LP, (the "Company")

  (10.9) Assignment,  Assumption and Recognition  Agreement made as of May 31,
         2006, among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2 (the "Assignee") and Bank of America, National Association (the "Company")

 (10.10) Assignment, Assumption and Recognition Agreement is made and entered into as of May 31, 2006 (the "Closing Date"), among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2 (the "Assignee") and GMAC Mortgage Corporation (the "Company")

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Bank of America, National Association, as Servicer <F1>
      b) Countrywide Home Loans Servicing LP, as Servicer <F1>
      c) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer <F2>
      d) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F2>
      e) Wells Fargo Bank, N.A., as Servicer <F2>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      h) Wells Fargo Bank, N.A., as Custodian <F1>
      i) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F2>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Bank of America, National Association, as Servicer <F1>
      b) Countrywide Home Loans Servicing LP, as Servicer <F1>
      c) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer <F2>
      d) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F2>
      e) Wells Fargo Bank, N.A., as Servicer <F2>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      h) Wells Fargo Bank, N.A., as Custodian <F1>
      i) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F2>


     (35) Servicer compliance statement.


      a) Bank of America, National Association, as Servicer <F1>
      b) Countrywide Home Loans Servicing LP, as Servicer <F1>
      c) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer <F3>
      d) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F4>
      e) Wells Fargo Bank, N.A., as Servicer <F3>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      h) Wells Fargo Bank, N.A., as Custodian <F4>
      i) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F4>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> The Servicing Participant serviced less than 5% of the deal and is not required under Regulation AB to provide such documentation.

  <F3> The Servicing Participant serviced less than 10% of the deal and is not required under Regulation AB to provide such documentation.

  <F4> The Servicing Participant of the deal is not required under Regulation
       AB to provide such documentation.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Bear Stearns ARM Trust 2006-2
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Dawn Hammond
    Dawn Hammond, Vice President

    Date: April 1, 2007


  Exhibit Index

  Exhibit No.

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Bank of America, National Association, as Servicer
      b) Countrywide Home Loans Servicing LP, as Servicer
      f) Wells Fargo Bank, N.A., as Master Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator
      h) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Bank of America, National Association, as Servicer
      b) Countrywide Home Loans Servicing LP, as Servicer
      f) Wells Fargo Bank, N.A., as Master Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator
      h) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.


      a) Bank of America, National Association, as Servicer
      b) Countrywide Home Loans Servicing LP, as Servicer
      f) Wells Fargo Bank, N.A., as Master Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator



  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Dawn Hammond, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Bear Stearns ARM Trust 2006-2 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Bank of America, National Association as Servicer, Countrywide
     Home Loans Servicing LP as Servicer and GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer.

     Dated: April 1, 2007

     /s/ Dawn Hammond
     Signature

     Vice President
     Title


EX-33 (a)
(logo) Bank of America

Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068-9000

Report on Assessment of Compliance with Servicing Criteria

1. BANK OF AMERICA, N.A. is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities for which BANK OF AMERICA, N.A. acted as servicer involving residential mortgage loans, other than government sponsored entities, housing agencies, foreign transactions or transactions that do not have scheduled interest and/or scheduled principal remittance schedules as outlined in their respective transaction agreements. (the "Platform");

2. BANK OF AMERICA, N.A. has engaged certain vendors (the "Vendors"), none of whom are considered a "servicer" as defined in Item 1101(j) of Regulation AB, to perform specific, limited or scripted activities, and BANK OF AMERICA, N.A. elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto;

3. Except as set forth in paragraph 4 below, BANK OF AMERICA, N.A. used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to BANK OF AMERICA, N.A. based on the activities it performs with respect to the Platform;

5. BANK OF AMERICA, N.A. has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

6. BANK OF AMERICA, N.A. has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

7. BANK OF AMERICA, N.A. has not identified any material deficiency in its policies and procedures to monitor the compliance by Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

8. PricewaterhouseCoopers LLP, an independent registered public accounting firm has issued an attestation report on BANK OF AMERICA, N.A.'s assessment of compliance with the applicable servicing criteria for the Reporting Period.

March 1, 2007

BANK OF AMERICA, N.A.

By: /s/ H. Randall Chestnut
Name:  H. Randall Chestnut
Title: Senior Vice President


(page)


APPENDIX A







                                                                                                                   INAPPLICABLE
                                                                                            APPLICABLE               SERVICING
                                     SERVICING CRITERIA                                 SERVICING CRITERIA            CRITERIA

                                                                                                    Performed
                                                                                                       by
                                                                                                    Vendor(s)
                                                                                    Performed       for which
                                                                                    Directly         BANK OF
                                                                                       by            AMERICA,
                                                                                     BANK OF       N.A. is the
                                                                                     AMERICA,      Responsible
Reference                                 Criteria                                     N.A.           Party

                                General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in                 X
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to third
                 parties, policies and procedures are instituted to monitor the         X
                 third party's performance and compliance with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to maintain                                               X
                 a back-up servicer for the mortgage loans are maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
                 throughout the reporting period in the amount of coverage              X
                 required by and otherwise in accordance with the terms of
                 the transaction agreements.

                                Cash Collection and Administration

1122(d)(2)(i)    Payments on mortgage loans are deposited into the appropriate
                 custodial bank accounts and related bank clearing accounts no          X
                 more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an obligor or        X^i             X^ii
                 to an investor are made only by authorized personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash
                 flows or distributions, and any interest or other fees charged         X
                 for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained (e.g., with           X
                 respect to commingling of cash) as set forth in the
                 transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                 agreements. For purposes of this criterion, "federally insured
                 depository institution" with respect to a foreign financial            X
                 institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities
                 Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized          X
                 access.



(page)



                                                                                                                   INAPPLICABLE
                                                                                            APPLICABLE               SERVICING
                                     SERVICING CRITERIA                                 SERVICING CRITERIA            CRITERIA

                                                                                                    Performed
                                                                                                       by
                                                                                                    Vendor(s)
                                                                                    Performed       for which
                                                                                    Directly         BANK OF
                                                                                       by            AMERICA,
                                                                                     BANK OF       N.A. is the
                                                                                     AMERICA,      Responsible
Reference                                 Criteria                                     N.A.           Party

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including
                 custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date,
                 or such other number of days specified in the transaction              X
                 agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original
                 identification, or such other number of days specified in the transaction agreements.

                                Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with the
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and
                 other terms set forth in the transaction agreements; (B) provide       X^iii
                 information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the
                 Commission as required by its rules and regulations; and (D)
                 agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in accordance
                 with timeframes, distribution priority and other terms set forth       X^iv
                 in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two business
                 days to the Servicer's investor records, or such other number of       X
                 days specified in the transaction agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports agree with
                 cancelled checks, or other form of payment, or custodial bank          X
                 statements.

                                Pool Asset Administration

1122(d)(4)(i)    Collateral or security on mortgage loans is maintained as required     X
                 by the transaction agreements or related mortgage loan documents.

1122(d)(4)(ii)   Mortgage loan and related documents are safeguarded as required        X
                 by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool are
                 made, reviewed and approved in accordance with any conditions or       X
                 requirements in the transaction agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two
                 business days after receipt, or such other number of days              X^v             X^vi
                 specified in the transaction agreements, and allocated to
                 principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the mortgage loans agree with the
                 Servicer's records with respect to an obligor's unpaid principal       X
                 balance.



(page)



                                                                                                                   INAPPLICABLE
                                                                                            APPLICABLE               SERVICING
                                     SERVICING CRITERIA                                 SERVICING CRITERIA            CRITERIA

                                                                                                    Performed
                                                                                                       by
                                                                                                    Vendor(s)
                                                                                    Performed       for which
                                                                                    Directly         BANK OF
                                                                                       by            AMERICA,
                                                                                     BANK OF       N.A. is the
                                                                                     AMERICA,      Responsible
Reference                                 Criteria                                     N.A.           Party

1122(d)(4)(vi)   Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are
                 made, reviewed and approved by authorized personnel in                 X
                 accordance with the transaction agreements and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures
                 and repossessions, as applicable) are initiated, conducted and         X
                 concluded in accordance with the timeframes or other requirements established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the
                 transaction agreements, and describe the entity's activities           X
                 in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
                 unemployment.)

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for mortgage
                 loans with variable rates are computed based on the related            X
                 mortgage loan documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements;
                 (B) interest on such funds is paid, or credited, to obligors in        X
                 accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction
                 agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration
                 dates, as indicated on the appropriate bills or notices for such       X^vii           X^viii
                 payments, provided that such support has been received by the
                 Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be
                 made on behalf of an obligor are paid from the Servicer's funds        X^ix            X^x
                 and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted within
                 two business days to the obligor's records maintained by the           X^xi            X^xii
                 Servicer, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts are
                 recognized and recorded in accordance with the transaction             X
                 agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in Item
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is               X
                 maintained as set forth in the transaction agreements.



(page)


i Bank of America, N.A. under criterion 1122(d)(2)(ii) makes authorized disbursements on behalf of an obligor for escrowed amounts and to investors for their disbursements except for specific, limited instances the tax monitoring vendors make disbursements on behalf of an obligor.

ii Under criterion 1122(d)(2)(ii), in specific, limited instances the tax monitoring vendors make disbursements on behalf of an obligor.

iii Criterion under 1122(d)(3)(i)(b) are performed either by Bank of America, N.A. or another participant in the servicing function as described in the transaction agreements. Criterion under 1122(d)(3)(i)(a), (c) and (d) are performed by another party participating in the servicing function as described in the transaction agreements.

iv Under criterion 1122(d)(3)(ii) remittances may be made either directly to the investor by Bank of America, N.A. or another participant in the servicing function as described in the transaction agreements. Another party participating in the servicing function is responsible for allocations and distribution priorities as described in the transaction agreements.

v Bank of America, N.A. performs the entire criterion 1122(d)(4)(iv) except for the lockbox function, which is a specific, limited activity performed by a vendor.

vi A vendor performs only the lockbox function for criterion 1122(d)(4)(iv).

vii Bank of America, N.A. performs all of the functions under criterion 1122(d)(4)(xi) except for specific, limited tax and insurance monitoring and disbursement activity performed by vendors.

viii A vendor performs specific, limited tax and insurance monitoring and disbursement functions for criterion 1122(d)(4)(xi).

ix Bank of America, N.A. performs all of the functions under criterion 1122(d)(4)(xii) except for specific, limited tax and insurance monitoring and disbursement activity performed by vendors.

x A vendor performs specific, limited tax and insurance monitoring and disbursement functions for criterion 1122(d)(4)(xii).

xi Bank of America, N.A. performs all of the functions under criterion 1122(d)(4)(xiii) except for specific, limited tax and insurance monitoring and disbursement activity performed by vendors.

xii A vendor performs specific, limited tax and insurance monitoring and disbursement functions for criterion 1122(d)(4)(xiii).





EX-33 (b)
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA


Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly-owned subsidiaries, Countrywide Home Loans, Inc.
(CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL (collectively the "Company") provides this platform-level assessment, for which Countrywide Financial Corporation and such subsidiaries participated in servicing functions, as such term is described under Title 17, Section 229.1122 of the Code of Federal Regulations ("Item 1122 of Regulation AB"), of compliance in respect of the following Applicable Servicing Criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission in regard to the following servicing platform for the following period:

Platform: publicly-issued (i.e., registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, sub-prime, HELOC and dosed seconds) issued on or after January 1, 2006 for which the Company provides cash collection and administration, investor remittances and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions" and for which the related issuer has a fiscal year end of December 31, 2006. The platform excludes any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions.

Period: as of and for the year ended December 31, 2006.

Applicable Servicing Criteria: all servicing criteria set forth in Item 1122(d), to the extent required in the related agreements, except for the following paragraphs: 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i) and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction, and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions).


(page)


With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


(page)


COUNTRYWIDE FINANCIAL CORPORATION

By: /s/ Steve Bailey
Steve Bailey

Its: Senior Managing Director and Chief Executive Officer,
Loan Administration


Dated: February 28, 2007

By:/s/ Kevin Meyers
Kevin Meyers

Its: Managing Director and Chief Financial Officer,
Countrywide Home Loans, Inc. Loan Administration


Dated: February 28, 2007


(page)


Schedule A


Material Instances of Noncompliance

No material instances of noncompliance: the Company has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006.





EX-33 (f)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (g)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (h)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-34 (a)
(logo) PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers
214 North Tryon Street
Suite 3600
Charlotte, NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100
www.pwc.com


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bank of America Corporation:

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Servicing Criteria, that Bank of America, National Association (the "Company") complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities for which the Company acted as servicer involving residential mortgage loans, other than government sponsored entities, housing agencies, foreign transactions or transactions that do not have scheduled interest and/or scheduled principal remittance schedules as outlined in their respective transaction agreements (the "Platform"), as of December 31, 2006 and for the year then ended, excluding the criteria which the Company has determined are not applicable to the servicing activities performed by them with respect to the Platform, as indicated in Appendix A of the Report on Assessment of Compliance with Servicing Criteria. As described in Appendix A, for servicing criteria 1122(d)(2)(ii), 1122(d)(4)(iv), 1122(d)(4)(xi), 1122(d)(4)(xii) and
1122(d)(4)(xiii), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


(page)


(logo) PRICEWATERHOUSECOOPERS

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ Pricewaterhousecoopers LLP

March 1, 2007



2





EX-34 (b)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568




Report of Independent Registered Public Accounting Firm


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly owned subsidiaries, Countrywide Home Loans (CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing L.P., a wholly owned subsidiary of CHL (collectively the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, subprime, HELOC, and closed seconds) issued on or after January 1, 2006, for which the Company provides cash collection and administration, investor remittances, and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions", excluding any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, and 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master services, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions), as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore,


(page)


our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated in all material respects.

/s/ KPMG LLP

Los Angeles, California
February 28, 2007


2


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (f)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (g)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (h)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-35 (a)
(logo) Bank of America

Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068-9000

BANK OF AMERICA, N.A. OFFICER'S CERTIFICATE PURSUANT TO
SECTION 2.04
Series: BSARM 2006-2

I, H. Randall Chestnut, Senior Vice President of Bank of America, N.A. (the "Servicer"), hereby certify pursuant to Section 2.04 of the Assignment, Assumption and Recognition Agreement (this "AAR Agreement") made as of May 31, 2006, among EMC Mortgage Corporation (the "Assignor"),U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2 (the "Assignee") and Bank of America, National Association (the "Company") that:
(a) a review of the activities of the Servicer during calendar year 2006 and the performance of the Servicer under the Agreements has been made under my supervision, and (b) to the best of my knowledge, based on such review, the Servicer has fulfilled all it's obligations under the Agreements throughout calendar year 2006.

Dated March 01, 2007


Bank of America, N.A.
as Servicer

By: /s/ H. Randall Chestnut
Name: H. Randall Chestnut
Title: Senior Vice President





EX-35 (b)
(logo) Countrywide
HOME LOANS

400 Countrywide Way
Simi Valley, California 93065-6298

February 28, 2007




WELLS FARGO
9062 OLD ANNAPOLIS RD
COLUMBIA, MD 21045
Laneise Foxworth


OFFICER'S CERTIFICATE


I, Joseph Candelario, hereby certify that I am an officer of Countrywide LP, Inc., general partner of Countrywide Home Loans Servicing LP (the "Servicer"). I further certify, with respect to the applicable servicing agreement relating to the securitization transaction(s) set forth on Exhibit A attached hereto (the "Servicing Agreement") that:

(a) A review of the activities of the Servicer during the preceding calendar year and of the performance of the Servicer under the Servicing Agreement has been made under my supervision; and

(b) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout such year.

/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administration

February 28, 2007

See Deal Name listing on following page.


(page)


Exhibit A

ACE 2006-CW1
ACE 2006-FM2
ACE 2006-NC2
ACE 2006-NC3
BAFC 2006-2
BAFC 2006-A
BAFC 2006-D
BAFC 2006-H
BCAP 2006AA1
BCAP 2006-AA2
BSALTA 2006-1
BSALTA 2006-2
BSALTA 2006-3
BSALTA 2006-4
BSALTA 2006-5
BSALTA 2006-6
BSALTA 2006-7
BSALTA 2006-8
BSARM 2006-2
BSARM 2006-4
CSAB 2006-2
CSAB 2006-3
CSAB 2006-4
CSFB ARMT 2006-1
CSFB ARMT 2006-2
CSFB ARMT 2006-3
CSMC 2006-1
CSMC 2006-2
CSMC 2006-3
CSMC 2006-4
CSMC 2006-5
CSMC 2006-7
CSMC 2006-8
CSMC 2006-9
DBALT 2006-AB3 (SUB)
DBALT 2006-AB4 (SUB)
DBALT 2006-AF1
DBALT 2006-AR1
DBALT 2006-AR2
DBALT 2006-AR3
DBALT 2006-AR4
DBALT 2006-AR5 (SUB)
DBALT 2006-AR6 (SUB)
DBALT 2006-OA1 (SUB)
GSAA 2006-10 (SUB)
GSAA 2006-11
GSAA 2006-14
GSAA 2006-16
GSAA 2006-17


(page)


Exhibit A (con't.)
GSAA 2006-19
GSAA 2006-20
GSAA 2006-4
GSAA 2006-4 (SUB)
GSAA 2006-7 SUB
GSAA 2006-8
GSAA 2006-8 (SUB)
GSR 2006-1F (SUB)
GSR 2006-1F (SUB)
GSR 2006-2F (SUB)
GSR 2006-2F (SUB)
GSR 2006-3F (SUB)
GSR 2006-3F (SUB)
GSR 2006-5F (SUB)
GSR 2006-5F (SUB)
GSR 2006-6F
GSR 2006-7F
GSR 2006-8F
GSR 2006-9F
GSR 2006-10F
GSR 2006-AR1
GSR 2006-AR2
GSR 2006-OA1
HARBORVIEW 2006-2
HARBORVIEW 2006-6
HARBORVIEW 2006-11
HARBORVIEW 2006-12
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
THORNBURG 2006-1
THORNBURG 2006-2
THORNBURG 2006-4
THORNBURG 2006-5
DBALT 2006-AR6
DBALT 2006-OA1
GSR 2006-1F
GSR 2006-5F
JPMMT 2006-A7
JPMMT 2006-S2
JPMMT 2006-S3
JPMMT 2006-54
LMT 2006-9
LUMINENT 2006-2
LUMINENT 2006-5
LUMINENT 2006-5
LUMINENT 2006-6
MARM 2006-2
MARM 2006-OA2
MLMI 2006-A1


(page)


Exhibit A (con't.)
MLMI 2006-A2
MLMI 2006-A3
MLMI 2006-A4
MSAC 2006-HE8
MSIX 2006-1
MSM 2006-1AR
SAIL 2006-3
SAMI II 2006-AR1
SAMI II 2006-AR2
SAMI II 2006-AR3
SAMI II 2006-AR4
SAMI II 2006-AR6
SAMI II 2006-AR7
SAMI II 2006-AR8
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-7
SARM 2006-8
SARM 2006-9
THORNBURG 2006-3
ZUNI 2006-OA1
GSR 2006-3F
GSR 2006-2F
PRIME 2006-CL1
SARM 2006-1
THORNBURG 2006-6
JPALT 2006-A1
JPALT 2006-A2
JPALT 2006-A3
JPALT 2006-A4
JPALT 2006-A6
JPALT 2006-A7
JPALT 2006-S1
JPALT 2006-S3
JPALT 2006-S4
JPMAC 2006-CW2
JPMMT 2006-A1
JPMMT 2006-A2
JPMMT 2006-A3
JPMMT 2006-A4
JPMMT 2006-A6
HASCO 2006-HE1
SEQUOIA 2006-1
SEQUOIA 2006-1
SQALT 2006-1





EX-35 (f)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 20, 2007

Structured Asset Mortgage Investments II Inc.
245 Park Avenue
New York, NY 10167

RE: Annual Statement As To Compliance for Bear Stearns ARM Trust 2006-2

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 8/24/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of each such party during the preceding calendar year and of its performance under this Agreement or other applicable servicing agreement has been made under such officer's supervision and

(ii) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement or other applicable servicing agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of the cure provisions thereof.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (g)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 23, 2007

Structured Asset Mortgage Investments II Inc.
245 Park Avenue
New York, NY 10167

RE: Annual Statement As To Compliance for Bear Stearns ARM Trust 2006-2

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 5/31/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of each such party during the preceding calendar year and of its performance under this Agreement or other applicable servicing agreement has been made under such officer's supervision and

(ii) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement or other applicable servicing agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of the cure provisions thereof.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


EX. 99


================================================================================


                              AMENDED AND RESTATED
                 FLOW MORTGAGE LOAN SALE AND SERVICING AGREEMENT


                                     between


                     BANK OF AMERICA, NATIONAL ASSOCIATION,
                           as Seller and as Servicer,


                                       and


                            EMC MORTGAGE CORPORATION
                                  as Purchaser


                                  April 1, 2005

                           Residential Mortgage Loans


================================================================================


(page)

                                      TABLE OF CONTENTS
                                                                                          Page

SECTION 1.  Definitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
SECTION 2.  Purchase and Conveyance. . . . . . . . . . . . . . . . . . . . . . . . . . .    13
SECTION 3.  Mortgage Loan Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
SECTION 4.  Purchase Price . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
SECTION 5.  Examination of Mortgage Files. . . . . . . . . . . . . . . . . . . . . . . .    14
SECTION 6.  Delivery of Mortgage Loan Documents. . . . . . . . . . . . . . . . . . . . .    14
    Subsection 6.01  Possession of Mortgage Files. . . . . . . . . . . . . . . . . . . .    14
    Subsection 6.02  Books and Records . . . . . . . . . . . . . . . . . . . . . . . . .    14
    Subsection 6.03  Delivery of Mortgage Loan Documents . . . . . . . . . . . . . . . .    15
SECTION 7.  Representations, Warranties and Covenants; Remedies for Breach . . . . . . .    16
    Subsection 7.01  Representations and Warranties Regarding Individual Mortgage Loans.    16
    Subsection 7.02  Seller and Servicer Representations . . . . . . . . . . . . . . . .    25
    Subsection 7.03  Remedies for Breach of Representations and Warranties . . . . . . .    27
    Subsection 7.04  Repurchase of Certain Prepaid or Converted Mortgage Loans . . . . .    29
SECTION 8.  Closing Conditions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29
SECTION 9.  [Reserved.]. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
SECTION 10.  Costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
SECTION 11.  Administration and Servicing of Mortgage Loans. . . . . . . . . . . . . . .    30
    Subsection 11.01  Servicer to Act as Servicer; Subservicing. . . . . . . . . . . . .    30
    Subsection 11.02  Liquidation of Mortgage Loans. . . . . . . . . . . . . . . . . . .    32
    Subsection 11.03  Collection of Mortgage Loan Payments.. . . . . . . . . . . . . . .    33
    Subsection 11.04  Establishment of Custodial Account; Deposits in Custodial Account.    33
    Subsection 11.05  Withdrawals From the Custodial Account . . . . . . . . . . . . . .    35
    Subsection 11.06  Establishment of Escrow Account; Deposits in Escrow Account. . . .    36
    Subsection 11.07  Withdrawals From Escrow Account. . . . . . . . . . . . . . . . . .    36
    Subsection 11.08  Payment of Taxes, Insurance and Other Charges; Collections
                      Thereunder . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
    Subsection 11.09  Transfer of Accounts . . . . . . . . . . . . . . . . . . . . . . .    37
    Subsection 11.10  Maintenance of Hazard Insurance. . . . . . . . . . . . . . . . . .    38
    Subsection 11.11  Maintenance of Primary Mortgage Insurance Policy; Claims.. . . . .    39
    Subsection 11.12  Fidelity Bond; Errors and Omissions Insurance. . . . . . . . . . .    39
    Subsection 11.13  Title, Management and Disposition of REO Property. . . . . . . . .    40
    Subsection 11.14  Servicing Compensation.. . . . . . . . . . . . . . . . . . . . . .    41
    Subsection 11.15  Distributions. . . . . . . . . . . . . . . . . . . . . . . . . . .    41
    Subsection 11.16  Statements to the Purchaser. . . . . . . . . . . . . . . . . . . .    41
    Subsection 11.17  Advances by the Servicer.. . . . . . . . . . . . . . . . . . . . .    42
    Subsection 11.18  Assumption Agreements. . . . . . . . . . . . . . . . . . . . . . .    42
    Subsection 11.19  Satisfaction of Mortgages and Release of Mortgage Files. . . . . .    43
    Subsection 11.20  Annual Statement as to Compliance. . . . . . . . . . . . . . . . .    43
    Subsection 11.21  Annual Independent Public Accountants' Servicing Report. . . . . .    45
    Subsection 11.22  Servicer Shall Provide Access and Information as Reasonably
                      Required . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    45
    Subsection 11.23  Inspections. . . . . . . . . . . . . . . . . . . . . . . . . . . .    45
    Subsection 11.24  Restoration of Mortgaged Property. . . . . . . . . . . . . . . . .    46
SECTION 12.  The Servicer. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47
    Subsection 12.01  Indemnification; Third Party Claims. . . . . . . . . . . . . . . .    47
    Subsection 12.02  Merger or Consolidation of the Servicer. . . . . . . . . . . . . .    47
    Subsection 12.03  Limitation on Liability of the Servicer and Others.. . . . . . . .    47
    Subsection 12.04  Seller and Servicer Not to Resign. . . . . . . . . . . . . . . . .    48
SECTION 13.  Default.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    48
    Subsection 13.01  Events of Default. . . . . . . . . . . . . . . . . . . . . . . . .    48
    Subsection 13.02  Waiver of Default. . . . . . . . . . . . . . . . . . . . . . . . .    50
SECTION 14.  Termination.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    50
    Subsection 14.01  Termination. . . . . . . . . . . . . . . . . . . . . . . . . . . .    50
    Subsection 14.02  Successors to the Servicer.. . . . . . . . . . . . . . . . . . . .    50
SECTION 15.  Notices.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    51
SECTION 16.  Severability Clause.. . . . . . . . . . . . . . . . . . . . . . . . . . . .    52
SECTION 17.  No Partnership. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    52
SECTION 18.  Counterparts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    52
SECTION 19.  Governing Law.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    53
SECTION 20.  Intention of the Parties. . . . . . . . . . . . . . . . . . . . . . . . . .    53
SECTION 21.  Waivers.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    53
SECTION 22.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    53
SECTION 23.  General Interpretive Principles.. . . . . . . . . . . . . . . . . . . . . .    54
SECTION 24.  Reproduction of Documents.. . . . . . . . . . . . . . . . . . . . . . . . .    54
SECTION 25.  Amendment.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    54
SECTION 26.  Confidentiality.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    55
SECTION 27.  Entire Agreement. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    55
SECTION 28.  Further Agreements; Securitization. . . . . . . . . . . . . . . . . . . . .    55
SECTION 29.  Successors and Assigns. . . . . . . . . . . . . . . . . . . . . . . . . . .    56
SECTION 30.  Non-Solicitation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    56
SECTION 31.  Protection of Consumer Information. . . . . . . . . . . . . . . . . . . . .    57


(page)
                                    EXHIBITS

EXHIBIT  1     MORTGAGE LOAN DOCUMENTS

EXHIBIT  2     CONTENTS OF EACH MORTGAGE FILE

EXHIBIT  3     UNDERWRITING GUIDELINES

EXHIBIT  4     FORM OF LOST NOTE AFFIDAVIT

EXHIBIT  5     FORM OF MONTHLY REMITTANCE REPORT

EXHIBIT  6     FORM OF TERM SHEET

EXHIBIT  7     FORM OF CERTIFICATION TO BE PROVIDED BY THE SERVICER

                              AMENDED AND RESTATED
                 FLOW MORTGAGE LOAN SALE AND SERVICING AGREEMENT

     THIS AMENDED AND RESTATED FLOW MORTGAGE LOAN SALE AND SERVICING AGREEMENT (the "Agreement"), dated April 1, 2005, is hereby executed by and between EMC
       ---------
MORTGAGE  CORPORATION,  a  Delaware corporation, as purchaser (the "Purchaser"),
                                                                    ---------
and BANK OF AMERICA, NATIONAL ASSOCIATION, a national banking association, as seller (the "Seller") and as servicer (the "Servicer").
               ------                              --------

                                   WITNESSETH:

     WHEREAS, the Seller, the Servicer and the Purchaser are parties to a Flow Mortgage Loan Sale and Servicing Agreement, dated as of March 1, 2003, as amended by Amendment No. 1 to Flow Mortgage Loan Sale and Servicing Agreement, dated as of December 1, 2003, and by Amendment No. 2 to Flow Mortgage Loan Sale and Servicing Agreement, dated as of August 25, 2004 (collectively, the "Existing Flow Agreement"), each by and among the Seller, the Servicer and the
 -------------------------
Purchaser;  and

     WHEREAS, the Seller has agreed to sell from time to time to the Purchaser, and the Purchaser has agreed to purchase from time to time from the Seller, certain conventional, residential, first-lien mortgage loans (the "Mortgage
                                                                        --------
Loans")  as  described  herein on a servicing-retained basis, and which shall be
-----
delivered  as  whole  loans  as  provided  herein;  and

     WHEREAS, the Mortgage Loans will be sold by the Seller and purchased by the Purchaser as pools or groups of whole loans, servicing retained (each, a "Mortgage Loan Package") on the various Closing Dates as provided herein; and
 -----------------------

     WHEREAS, each of the Mortgage Loans will be secured by a mortgage, deed of trust or other security instrument creating a first lien on a residential dwelling located in the jurisdiction indicated on the related Mortgage Loan
Schedule which will be annexed to a Term Sheet (as defined herein) on the related Closing Date; and

     WHEREAS, the Purchaser, the Seller and the Servicer wish to prescribe the manner of the conveyance, servicing and control of the Mortgage Loans;

     NOW, THEREFORE, in consideration of the premises and mutual agreements set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Purchaser, the Seller and the Servicer agree that the Existing Flow Agreement is hereby amended and restated in its entirety as set forth in the heading and recitals hereto and as follows:

     SECTION 1.  Definitions.
                 -----------

     For purposes of this Agreement, the following capitalized terms shall have the respective meanings set forth below.

     Adjustable  Rate  Mortgage Loan:  A Mortgage Loan that contains a provision
     -------------------------------
pursuant  to  which  the  Mortgage  Interest  Rate  is  adjusted  periodically.

     Adjustment  Date:  As  to  each  Adjustable Rate Mortgage Loan, the date on
     ----------------
which the Mortgage Interest Rate is adjusted in accordance with the terms of the related Mortgage Note and Mortgage.

     Agreement:  This Amended and Restated Flow Mortgage Loan Sale and Servicing
     ---------
Agreement  including all exhibits, schedules, amendments and supplements hereto.

     ALTA:  The  American  Land  Title  Association  or  any  successor thereto.
     ----

     Appraised Value:  With respect to any Mortgaged Property, the lesser of (i)
     ---------------
the value thereof as determined by a Qualified Appraiser at the time of origination of the Mortgage Loan, and (ii) the purchase price paid for the related Mortgaged Property by the Mortgagor with the proceeds of the Mortgage Loan; provided, however, that in the case of a Refinanced Mortgage Loan, such value of the Mortgaged Property is based solely upon the value determined by an appraisal made for the originator of such Refinanced Mortgage Loan at the time of origination of such Refinanced Mortgage Loan by a Qualified Appraiser.

     Assignment  of  Mortgage:  An individual assignment of the Mortgage, notice
     ------------------------
of transfer or equivalent instrument in recordable form, sufficient under the laws of the jurisdiction in which the related Mortgaged Property is located to give record notice of the sale of the Mortgage to the Purchaser.

     BPP  Addendum:  With  respect  to  any  BPP  Mortgage  Loan,  a  Borrowers
     -------------
Protection Plan(R) addendum to the related Mortgage Note pursuant to which the Servicer agrees to cancel (i) certain payments of principal and interest on the related Mortgage Loan for up to twelve (12) months upon the disability or involuntary unemployment of the Mortgagor or (ii) the outstanding principal balance of such Mortgage Loan upon the accidental death of the Mortgagor, subject to the terms thereof. When used herein, a Mortgage Loan to which such BPP Addendum relates is a BPP Mortgage Loan, to the extent not so stated.

     BPP  Fees:  With  respect  to  any BPP Mortgage Loan, any fees payable by a
     ---------
Mortgagor for the right to cancel any portion of principal or interest of a BPP Mortgage Loan pursuant to the terms of the related BPP Addendum.

     BPP  Mortgage  Loan:  Any Mortgage Loan which includes a BPP Addendum under
     -------------------
which the Mortgagor accepted the Seller's Borrowers Protection Plan(R) and is identified on the Mortgage Loan Schedule as a BPP Mortgage Loan, provided that such BPP Addendum has not been terminated in accordance with its terms.

     BPP  Mortgage  Loan  Payment:  With  respect  to any BPP Mortgage Loan, the
     ----------------------------
Monthly Covered Amount or Total Covered Amount, if any, payable by the Servicer pursuant to Subsection 11.25.

     Business  Day:  Any  day other than a Saturday or Sunday, or a day on which
     -------------
banking and savings and loan institutions in the States of New York, California or Virginia are authorized or obligated by law or executive order to be closed.

     Closing  Date:  The  date or dates, set forth in the related Term Sheet, on
     -------------
which the Purchaser from time to time shall purchase and the Seller from time to time shall sell the Mortgage Loans identified on the related Mortgage Loan Schedule attached thereto.

     CLTA:  The  California  Land  Title  Association  or  any  other  successor
     ----
thereto.

     Code:  The  Internal  Revenue  Code  of  1986, as amended, or any successor
     ----
statute  thereto.

     Condemnation Proceeds:  All awards, compensation and settlements in respect
     ---------------------
of a taking (whether permanent or temporary) of all or part of a Mortgaged Property by exercise of the power of condemnation or the right of eminent domain, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

     Consumer  Information:  Information  including,  but  not  limited  to, all
     ---------------------
personal information about the Mortgagors that is supplied to the Seller by or on behalf of the Mortgagors.

     Convertible  Mortgage  Loan:  An  Adjustable Rate Mortgage Loan that by its
     ---------------------------
terms and subject to certain conditions allows the Mortgagor to convert the adjustable Mortgage Interest Rate thereon to a fixed Mortgage Interest Rate.

     Covered  Loan:  A  Mortgage  Loan  categorized as "Covered" pursuant to the
     -------------
Standard & Poor's Glossary for File Format for LEVELS(R) Version 5.6, Appendix E, as revised from time to time and in effect on each related Closing Date.

     Custodial  Account:  As  defined  in  Subsection  11.04.
     ------------------

     Customary  Servicing  Procedures:  Procedures  (including  collection
     --------------------------------
procedures) that the Servicer customarily employs and exercises in servicing and administering mortgage loans for its own account and which are in accordance with accepted mortgage servicing practices of prudent lending institutions and the Fannie Mae Guides.

     Cut-off  Date:  With  respect  to  each Mortgage Loan, the first day of the
     -------------
month  of  the  related  Closing  Date  as  set forth in the related Term Sheet.

     Cut-off  Date Principal Balance:  The aggregate Stated Principal Balance of
     -------------------------------
the Mortgage Loans, set forth in the related Term Sheet, as of the related Cut-off Date which is determined after the application, to the reduction of principal, of payments of principal due on or before the related Cut-off Date, whether or not collected, and of Principal Prepayments received before the related Cut-off Date.

     Deleted  Mortgage  Loan:  A Mortgage Loan replaced or to be replaced with a
     -----------------------
Substitute  Mortgage  Loan  in  accordance  with  this  Agreement.

     Determination  Date:  With  respect  to  each Remittance Date, the 15th day
     -------------------
(or, if such 15th day is not a Business Day, the following Business Day) of the month in which such Remittance Date occurs.

     Due Date:  With respect to each Remittance Date, the first day of the month
     --------
in which such Remittance Date occurs, which is the day on which the Monthly Payment is due on a Mortgage Loan, exclusive of any days of grace.

     Due  Period:  With respect to each Remittance Date, the period beginning on
     -----------
the second day of the month preceding the month of the Remittance Date, and ending on the first day of the month of the Remittance Date.

     Eligible Investments:  Any  one  or  more  of  the following obligations or
     -------------------
securities:

          (i) direct obligations of, and obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America;

          (ii) (a) demand or time deposits, federal funds or bankers' acceptances issued by any depository institution or trust company incorporated under the laws of the United States of America or any state thereof and subject to supervision and examination by federal and/or state banking authorities, provided that the commercial paper and/or the short-term deposit rating and/or the long-term unsecured debt obligations or deposits of such depository institution or trust company at the time of such investment or contractual commitment providing for such investment are rated in one of the two highest rating categories by each Rating Agency and
     (b) any other demand or time deposit or certificate of deposit that is fully insured by the FDIC;

          (iii) repurchase obligations with a term not to exceed thirty (30) days and with respect to (a) any security described in clause (i) above and entered into with a depository institution or trust company (acting as principal) described in clause (ii)(a) above;

          (iv) securities bearing interest or sold at a discount issued by any corporation incorporated under the laws of the United States of America or any state thereof that are rated in one of the two highest rating categories by each Rating Agency at the time of such in-vestment or contractual commitment providing for such investment; provided, however, that securities issued by any particular corporation will not be Eligible Investments to the extent that investments therein will cause the then outstanding principal amount of securities issued by such corporation and held as Eligible Investments to exceed 10% of the aggregate outstanding principal balances of all of the Mortgage Loans and Eligible Investments;

          (v) commercial paper (including both non-interest-bearing discount obligations and interest-bearing obligations payable on demand or on a specified date not more than one year after the date of issuance there-of) which is rated in one of the two highest rating categories by each Rating Agency at the time of such investment;

          (vi) any other demand, money market or time deposit, obligation, security or investment as may be acceptable to each Rating Agency as evidenced in writing by each Rating Agency; and

          (vii) any money market funds the collateral of which consists of obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America (which may include repurchase obligations secured by collateral described in clause (i)) and other securities and which money market funds are rated in one of the two highest rating categories by each Rating Agency;

     provided, however, that no instrument or security shall be an Eligible Investment if such instrument or security evidences a right to receive only interest payments with respect to the obligations underlying such instrument or if such security provides for payment of both principal and interest with a yield to maturity in excess of 120% of the yield to maturity at par or if such investment or security is purchased at a price greater than par.

     Escrow  Account:  As  defined  in  Subsection  11.06.
     ---------------

     Escrow  Payments:  The  amounts  constituting  ground  rents,  taxes,
     ----------------
assessments, Primary Mortgage Insurance Policy premiums, fire and hazard insurance premiums, flood insurance premiums, condominium charges and other payments as may be required to be escrowed by the Mortgagor with the Mortgagee pursuant to the terms of any Mortgage Note or Mortgage.

     Event of Default:  Any one of the conditions or circumstances enumerated in
     ----------------
Subsection  13.01.

     Fannie  Mae:  The  entity  formerly  known as the Federal National Mortgage
     -----------
Association  or  any  successor  thereto.

     Fannie  Mae  Guides:  The  Fannie  Mae  Sellers'  Guide  and the Fannie Mae
     -------------------
Servicers'  Guide  and  all  amendments  or  additions  thereto.

     FDIC:  The  Federal Deposit Insurance Corporation or any successor thereto.
     ----

     Fidelity  Bond:  The  fidelity bond required to be obtained by the Servicer
     --------------
pursuant  to  Subsection  11.12.

     FIRREA:  The  Financial  Institutions Reform, Recovery, and Enforcement Act
     ------
of  1989,  as  amended  and  in  effect  from  time  to  time.

     First  Remittance  Date:  With  respect  to each Mortgage Loan Package, the
     -----------------------
18th day (or if such 18th day is not a Business Day, the Business Day immediately following such 18th day) of the month following the related Closing Date.

     Freddie  Mac:  The  entity formerly known as the Federal Home Loan Mortgage
     ------------
Corporation  or  any  successor  thereto.

     Freddie Mac Guide:  The Freddie Mac Single Family Seller/Servicer Guide and
     -----------------
all  amendments  or  additions  thereto.

     GAAP:  Generally  accepted  accounting  principles  consistently  applied.
     ----

     Gross  Margin:  With  respect  to  each  Adjustable Rate Mortgage Loan, the
     -------------
fixed percentage amount set forth in each related Mortgage Note and Mortgage which is added to the Index in order to determine the related Mortgage Interest Rate.

     High Cost Loan:  A Mortgage Loan classified as (a) a "high cost" loan under
     --------------
the Home Ownership and Equity Protection Act of 1994, as amended, (b) a "high cost home," "threshold," "covered" (excluding New Jersey "covered home loans" as that term is defined in clause (i) of the definition of that term under the New Jersey Home Ownership Security Act of 2002 (as amended) that were not originated between November 26, 2003 and July 7, 2004), "high risk home," "predatory" or similar loan under any other applicable state, federal or local law or (c) a Mortgage Loan categorized as "High Cost" pursuant to the Standard & Poor's Glossary for File Format for LEVELS(R) Version 5.6, Appendix E, as revised from time to time and in effect on each related Closing Date.

     HUD:  The  United States Department of Housing and Urban Development or any
     ---
successor  thereto.

     Index:  With  respect  to  any  Adjustable  Rate  Mortgage  Loan, the index
     -----
identified on the Mortgage Loan Schedule and set forth in the related Mortgage Note for the purpose of calculating interest thereon.

     Initial  Rate  Cap:  As  to each Adjustable Rate Mortgage Loan, the maximum
     ------------------
increase or decrease in the Mortgage Interest Rate on the first Adjustment Date as provided in the related Mortgage Note.

     Insurance  Proceeds:  With  respect  to  each  Mortgage  Loan,  proceeds of
     -------------------
insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

     Lifetime  Rate  Cap:  As to each Adjustable Rate Mortgage Loan, the maximum
     -------------------
Mortgage Interest Rate which shall be as permitted in accordance with the provisions of the related Mortgage Note.

     Liquidation  Proceeds:  The  proceeds  received  in  connection  with  the
     ---------------------
liquidation of a defaulted Mortgage Loan through trustee's sale, foreclosure sale or otherwise, other than amounts received following the acquisition of REO Property, Insurance Proceeds and Condemnation Proceeds.

     Loan-to-Value  Ratio:  With  respect to any Mortgage Loan as of any date of
     --------------------
determination, the ratio, expressed as a percentage, on such date of the outstanding principal balance of the Mortgage Loan, to the Appraised Value of the related Mortgaged Property.

     LTV:  Loan-to-Value  Ratio.
     ---

     Monthly  Covered Amount:  With respect to any BPP Mortgage Loan, the amount
     -----------------------
of any principal and interest due by a Mortgagor and cancelled for any month pursuant to the terms of the related BPP Addendum upon the disability or involuntary unemployment of such Mortgagor.

     Monthly  Payment:  With respect to any Mortgage Loan, the scheduled payment
     ----------------
of principal and interest payable by a Mortgagor under the related Mortgage Note on each Due Date, which such payment may change on any Adjustment Date as provided in the related Mortgage Note and Mortgage for any Adjustable Rate Mortgage Loan.

     Mortgage:  The mortgage, deed of trust or other instrument creating a first
     --------
lien  on  the  Mortgaged  Property  securing  the  Mortgage  Note.

     Mortgage  File:  With  respect  to  any  Mortgage Loan, the items listed in
     --------------
Exhibit  2  hereto  and  any  additional  documents  required to be added to the
----------
Mortgage  File  pursuant  to  this  Agreement.

     Mortgage  Interest  Rate:  With  respect  to each Mortgage Loan, the annual
     ------------------------
rate at which interest accrues on such Mortgage Loan from time to time in accordance with the provisions of the related Mortgage Note, including, but not limited to, the limitations on such interest rate imposed by the Initial Rate Cap, the Periodic Rate Cap and the Lifetime Rate Cap, if any.

     Mortgage  Loan:  Each mortgage loan sold, assigned and transferred pursuant
     --------------
to this Agreement and identified on the Mortgage Loan Schedule annexed to the related Term Sheet, including, without limitation, the Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds, REO Disposition Proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such mortgage loan.

     Mortgage  Loan Documents:  With respect to any Mortgage Loan, the documents
     ------------------------
listed  in  Exhibit  1  hereto.
            ----------

     Mortgage  Loan  Package:  The  pool  or group of whole loans purchased on a
     -----------------------
Closing Date, as described in the Mortgage Loan Schedule annexed to the related Term Sheet.

     Mortgage  Loan  Remittance  Rate:  With  respect  to any Mortgage Loan, the
     --------------------------------
annual rate of interest payable to the Purchaser, which shall be equal to the related Mortgage Interest Rate minus the related Servicing Fee Rate.

     Mortgage  Loan  Schedule:  With  respect to each Mortgage Loan Package, the
     ------------------------
schedule of Mortgage Loans annexed to the related Term Sheet (and delivered in electronic format to the Purchaser), such schedule as setting forth the following information with respect to each Mortgage Loan: (1) the Servicer's Mortgage Loan identifying number; (2) a code indicating whether the Mortgaged Property is owner-occupied, a second home or an investment property; (3) the property type for each Mortgaged Property; (4) the original months to maturity and the remaining months to maturity from the Cut-off Date; (5) the Loan-to-Value Ratio at origination; (6) the Mortgage Interest Rate as of the Cut-off Date; (7) the date on which the first Monthly Payment was due on the Mortgage Loan, and, if such date is not the Due Date currently in effect, such Due Date; (8) the stated maturity date; (9) the amount of the Monthly Payment as of the Cut-off Date; (10) the paid-through date; (11) the original principal amount of the Mortgage Loan; (12) the Stated Principal Balance of the Mortgage Loan as of the close of business on the Cut-off Date; (13) the Mortgage Loan Remittance Rate as of the Cut-off Date; (14) a code indicating the purpose of the Mortgage Loan; (15) a code indicating the documentation style; (16) the Appraised Value; (17) the identity of the Seller; (18) the street address of the Mortgaged Property, including the city, state and zip code; (19) the number of times during the twelve (12) month period preceding the Closing Date that any Monthly Payment has been received more than thirty (30) days after its Due Date;
(20) a code indicating whether or not the Mortgage Loan is subject to a Primary Mortgage Insurance Policy; (21) the date on which the Mortgage Loan was originated; (22) a code indicating whether the Mortgage contains a prepayment penalty provision together with the type and term of such penalty; (23) with respect to each Adjustable Rate Mortgage Loan, the Gross Margin; (24) with respect to each Adjustable Rate Mortgage Loan, the Lifetime Rate Cap; (25) with respect to each Adjustable Rate Mortgage Loan, the Periodic Rate Cap; (26) with respect to each Adjustable Rate Mortgage Loan, the Initial Rate Cap; (27) with respect to each Adjustable Rate Mortgage Loan, the Adjustment Date; (28) with respect to each Adjustable Rate Mortgage Loan, a code indicating the type of Index; (29) a code indicating whether the Mortgage Loan has a mandatory arbitration clause and (30) a code indicating whether the Mortgage Loan is a BPP Mortgage Loan. With respect to the Mortgage Loans on the Mortgage Loan Schedule in the aggregate, the Mortgage Loan Schedule shall set forth the following information, as of the Cut-off Date: (i) the number of Mortgage Loans; (ii) the Cut-off Date Principal Balance; (iii) the weighted average Mortgage Interest Rate of the Mortgage Loans; (iv) the weighted average months to maturity of the Mortgage Loans; (v) with respect to each Adjustable Rate Mortgage Loan, the weighted average Lifetime Rate Cap; and (vi) with respect to each Adjustable Rate Mortgage Loan, the weighted average Gross Margin.

     Mortgage  Note:  The  original  executed  note  or  other  evidence  of the
     --------------
Mortgage Loan indebtedness of a Mortgagor, including any riders or addenda thereto.

     Mortgaged  Property:  The Mortgagor's real property securing repayment of a
     -------------------
related Mortgage Note, consisting of a fee simple interest in a single parcel of real property improved by a Residential Dwelling.

     Mortgagee:  The  mortgagee  or  beneficiary  named  in the Mortgage and the
     ---------
successors  and  assigns  of  such  mortgagee  or  beneficiary.

     Mortgagor:  The  obligor  on  a  Mortgage  Note,  who  is  an  owner of the
     ---------
Mortgaged Property and the grantor or mortgagor named in the Mortgage and such grantor's or mortgagor's successors in title to the Mortgaged Property.

     NAIC:  The National Association of Insurance Commissioners or any successor
     ----
organization.

     Officer's  Certificate:  A certificate signed by the Chairman of the Board,
     ----------------------
the Vice Chairman of the Board, a President or a Vice President of the Person on behalf of whom such certificate is being delivered.

     Opinion  of  Counsel:  A written opinion of counsel, who may be an employee
     --------------------
of  the  Seller  or  the  Servicer,  reasonably  acceptable  to  the  Purchaser.

     OTS:  The  Office  of  Thrift  Supervision  or  any  successor.
     ---

     P&I  Advance:  As  defined  in  Subsection  11.17.
     ------------

     Periodic  Rate  Cap:  As to each Adjustable Rate Mortgage Loan, the maximum
     -------------------
increase or decrease in the Mortgage Interest Rate, on any Adjustment Date as provided in the related Mortgage Note.

     Person:  An  individual,  corporation,  partnership,  joint  venture,
     ------
association, joint-stock company, limited liability company, trust, unincorporated organization or government or any agency or political subdivision thereof.

     Primary  Mortgage  Insurance Policy:  A policy of primary mortgage guaranty
     -----------------------------------
insurance  issued  by  an  insurer  acceptable  to  Fannie  Mae  or Freddie Mac.

     Principal  Prepayment:  Any  payment  or  other  recovery of principal on a
     ---------------------
Mortgage Loan which is received in advance of its scheduled Due Date that is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

     Purchase  Price:  The  price  paid  on  the  related  Closing  Date  by the
     ---------------
Purchaser to the Seller pursuant to this Agreement in exchange for the Mortgage Loans included in the related Mortgage Loan Package, as calculated pursuant to
Section  4  and  the  related  Term  Sheet.

     Purchase  Price  Percentage:  For each Mortgage Loan included in a Mortgage
     ---------------------------
Loan Package, the percentage of par set forth in the related Term Sheet that is used to calculate the Purchase Price of the Mortgage Loans included in such Mortgage Loan Package.

     Purchaser:  The  Person  listed  as  such  in the initial paragraph of this
     ---------
Agreement, together with its successors and assigns as permitted under the terms of this Agreement.

     Qualified  Appraiser:  An  appraiser of a Mortgaged Property duly appointed
     --------------------
by the originator of the related Mortgage Loan, who had no interest, direct or indirect, in such Mortgaged Property or in any loan made on the security thereof, whose compensation is not affected by the approval or disapproval of the related Mortgage Loan and who met the qualifications of Fannie Mae or Freddie Mac and satisfied the requirements of Title XI of FIRREA.

     Rating  Agency:  Moody's Investors Service, Inc., Standard & Poor's Ratings
     --------------
Service, a Division of The McGraw-Hill Companies, Inc., Fitch, Inc. or any other nationally recognized statistical credit rating agency.

     Record  Date:  The  close of business of the last Business Day of the month
     ------------
preceding  the  month  of  the  related  Remittance  Date.

     Refinanced  Mortgage  Loan:  A Mortgage Loan the proceeds of which were not
     --------------------------
used  to  purchase  the  related  Mortgaged  Property.

     Remittance  Date:  The 18th day (or if such 18th day is not a Business Day,
     ----------------
the first Business Day immediately following such 18th day) of any month, beginning with the First Remittance Date.

     REO Disposition:  The final sale by the Servicer or the Purchaser of an REO
     ---------------
Property.

     REO Disposition Proceeds:  All  amounts  received  with  respect  to an REO
     ------------------------
Disposition  pursuant  to  Subsection  11.13.

     REO  Property:  A  Mortgaged  Property  acquired  by  the  Servicer through
     -------------
foreclosure  or  deed  in lieu of foreclosure, as described in Subsection 11.13.

     Repurchase  Price:  With  respect  to any Mortgage Loan, an amount equal to
     -----------------
(A) the Stated Principal Balance of such Mortgage Loan as of the date of repurchase plus (B) interest on such Stated Principal Balance at the Mortgage Loan Remittance Rate from and including the last Due Date through which interest has been paid on behalf of the Mortgagor or advanced by the Servicer to the day prior to such date of repurchase, less amounts received in respect of such repurchased Mortgage Loan for distribution in connection with such Mortgage Loan; provided, however, that if at the time of repurchase the Servicer is not the Seller or an affiliate of the Seller, the amount described in clause (B) shall be computed at the sum of (i) the Mortgage Loan Remittance Rate and (ii) the Servicing Fee Rate.

     Residential  Dwelling:  Any one of the following: (i) a detached one-family
     ---------------------
dwelling, (ii) a detached two- to four-family dwelling, (iii) a one-family dwelling unit in a condominium project or (iv) a one-family dwelling in a planned unit development, none of which is a cooperative, mobile or manufactured home.

     Sarbanes  Certifying Party:  A Person who provides a certification required
     --------------------------
under the Sarbanes-Oxley Act of 2002 in connection with a Securitization or other securitization transaction.

     Securities:  The  securities  issued  in  connection  with a Securitization
     ----------
evidencing beneficial ownership interests in a trust the assets of which include the Mortgage Loans.

     Securitization:  The  transfer  of  the Mortgage Loans to a trust formed as
     --------------
part of a publicly issued and/or privately placed, rated securitization, including the issuance of the related Securities.

     Seller:  Bank  of  America,  National  Association,  a  national  banking
     ------
association, or its successor in interest or any successor to the Seller under this Agreement appointed as herein provided.

     Servicer:  Bank  of  America,  National  Association,  a  national  banking
     --------
association, or its successor in interest or any successor to the Servicer under this Agreement appointed as herein provided.

     Servicing  Advances:  All customary, reasonable and necessary out-of-pocket
     -------------------
costs and expenses incurred in the performance by the Servicer of its servicing obligations, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement or judicial proceedings, including foreclosures, (c) the management and liquidation of the Mortgaged Property if the Mortgaged Property is acquired in satisfaction of the Mortgage, and (d) payments made by the Servicer with respect to a Mortgaged Property pursuant to Subsection 11.08.

     Servicing  Fee:  With  respect  to  each  Mortgage  Loan, the amount of the
     --------------
annual fee the Purchaser shall pay to the Servicer, which shall, for each month, be equal to one-twelfth of the product of the applicable Servicing Fee Rate and the Stated Principal Balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Purchaser to pay the Servicing Fee is limited to, and payable solely from, the interest portion (including recoveries with respect to interest from Liquidation Proceeds and other proceeds, to the extent permitted by Subsection 11.05) of related Monthly Payments collected by the Servicer, or as otherwise provided under Subsection 11.05.

     Servicing Fee Rate:  With respect to each Mortgage Loan, the per annum rate
     ------------------
set forth on the related Mortgage Loan Schedule or if not specified thereon, in the related Term Sheet.

     Servicing Officer:  Any officer of the Servicer involved in, or responsible
     -----------------
for, the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished to the Purchaser by the Servicer, as such list may be amended from time to time.

     Stated  Principal  Balance:  As  to  each  Mortgage  Loan as to any date of
     --------------------------
determination, (i) the principal balance of the Mortgage Loan at the related Cut-off Date after giving effect to the principal portion of any Monthly Payments due on or before such date, whether or not received, as well as any Principal Prepayments received before such date, minus (ii) all amounts previously distributed to the Purchaser with respect to the Mortgage Loan representing payments or recoveries of principal, or advances in lieu thereof.

     Substitute  Mortgage Loan:  A mortgage loan substituted by the Seller for a
     -------------------------
Deleted Mortgage Loan which must, on the date of such substitution, be approved by the Purchaser and (i) have a Stated Principal Balance, after deduction of the principal portion of the Monthly Payment due in the month of substitution, not in excess of, and not materially greater or less than, the Stated Principal Balance of the Deleted Mortgage Loan; (ii) have a Mortgage Interest Rate equal to that of the Deleted Mortgage Loan; (iii) have a Loan-to-Value Ratio not higher than that of the Deleted Mortgage Loan; (iv) have a remaining term to maturity not greater than (and not more than one year less than) that of the Deleted Mortgage Loan; (v) comply with each representation and warranty set forth in Subsection 7.01; (vi) be current in the payment of principal and interest; (vii) be secured by a Mortgaged Property of the same type and occupancy status as secured the Deleted Mortgage Loan; and (viii) have payment terms that do not vary in any material respect from those of the Deleted Mortgage Loan.

     Term  Sheet:  With respect to each Mortgage Loan and Mortgage Loan Package,
     -----------
the  Term  Sheet,  substantially  in  the  form  of  Exhibit  6 attached hereto,
                                                     ----------
confirming the sale by Seller and the purchase by the Purchaser of the Mortgage Loan Package on the related Closing Date.

     Total  Covered  Amount:  With  respect  to  any  BPP  Mortgage  Loan,  the
     ----------------------
outstanding principal balance of the Mortgage Loan cancelled pursuant to the terms of the related BPP Addendum upon the accidental death of the related Mortgagor.

     Underwriting  Guidelines:  The  underwriting  guidelines  of  the  Seller
     ------------------------
attached  hereto as Exhibit 3, as may be updated and incorporated into Exhibit 3
                    ---------                                          ---------
from time to time by providing such updates to the Purchaser. To be applicable to a given Mortgage Loan and Mortgage Loan Package purchased and sold hereunder, such updates shall be provided to the Purchaser in advance of the related Closing Date.

     SECTION 2.  Purchase and Conveyance.
                 -----------------------

     The Seller, in exchange for the payment of the applicable Purchase Price by the Purchaser on the related Closing Date, hereby agrees to sell, transfer, assign, set over and convey to the Purchaser, without recourse, but subject to the terms of this Agreement, all of its rights, title and interest in and to the Mortgage Loans in a Mortgage Loan Package having an aggregate principal balance on the related Cut-off Date in an amount as set forth in the related Term Sheet, or in such other amount as agreed by the Purchaser and the Seller as evidenced by the actual aggregate principal balance of the Mortgage Loan Package accepted by the Purchaser on the related Closing Date, together with the related Mortgage Files and all rights and obligations arising under the documents contained therein, but excluding any BPP Fees.

     With respect to each Mortgage Loan purchased, the Purchaser shall own and be entitled to receive: (a) all scheduled principal due after the applicable Cut-off Date, (b) all other payments and/or recoveries of principal collected on or after the applicable Cut-off Date (provided, however, that all scheduled payments of principal due on or before the applicable Cut-off Date and collected by the Servicer after the applicable Cut-off Date shall belong to the Seller),
(c) all payments of interest on the Mortgage Loans net of the Servicing Fee (minus that portion of any such interest payment that is allocable to the period prior to the applicable Cut-off Date) and (d) all BPP Mortgage Loan Payments payable by the Servicer pursuant to Subsection 11.25 with respect to scheduled principal and interest due after the applicable Cut-off Date.

     SECTION 3.  Mortgage Loan Schedule.
                 ----------------------

     The Seller shall deliver the Mortgage Loan Schedule (which will be annexed to the related Term Sheet) to the Purchaser at least two (2) Business Days prior to the related Closing Date.

     SECTION 4.  Purchase Price.
                 --------------

     The Purchase Price for each Mortgage Loan Package shall be the Purchase Price Percentage multiplied by an amount equal to the Cut-off Date Principal Balance of the Mortgage Loans in such Mortgage Loan Package, or as otherwise calculated pursuant to the related Term Sheet, plus accrued interest on the aggregate scheduled principal balance of the Mortgage Loan Package at the weighted average Mortgage Loan Remittance Rate from the related Cut-off Date through the day immediately prior to the related Closing Date, inclusive. The initial principal amount of the Mortgage Loans shall be the aggregate principal balance of the Mortgage Loans, so computed as of the related Cut-off Date, after application of scheduled payments of principal due on or before the related Cut-off Date, whether or not collected. Such payment shall be made to the account designated by the Seller by wire transfer of immediately available funds by 4:00 p.m. Eastern Standard Time on the related Closing Date.

     SECTION 5.  Examination of Mortgage Files.
                 -----------------------------

     In addition to any rights granted to the Purchaser hereunder to underwrite the Mortgage Loans and review the Mortgage Loan Documents prior to the related Closing Date, the Seller shall, prior to the related Closing Date, make the Mortgage Files available to the Purchaser for examination at the Seller's offices. Such examination may be made by the Purchaser or its designee, at its expense, at any reasonable time before the related Closing Date. Such underwriting by the Purchaser or its designee shall not impair or diminish the rights of the Purchaser or any of its successors under this Agreement with respect to a breach of the representations and warranties contained in this Agreement. The fact that the Purchaser or its designee has conducted or has failed to conduct any partial or complete examination of the Mortgage Files shall not affect the Purchaser's or any of its successors' rights to demand repurchase or other relief or remedy provided for in this Agreement.

     SECTION 6.  Delivery of Mortgage Loan Documents.
                 -----------------------------------

     Subsection  6.01  Possession  of  Mortgage  Files.
                       -------------------------------

     The contents of each Mortgage File required to be retained by the Servicer to service the Mortgage Loans pursuant to this Agreement and thus not delivered to the Purchaser or its designee are and shall be held in trust by the Servicer for the benefit of the Purchaser as the owner thereof. The Servicer's possession of any portion of each such Mortgage File is at the will of the Purchaser for the sole purpose of facilitating servicing of the Mortgage Loans pursuant to this Agreement, and such retention and possession by the Servicer shall be in a custodial capacity only. The ownership of each Mortgage Note, Mortgage and the contents of each Mortgage File is vested in the Purchaser and the ownership of all records and documents with respect to the related Mortgage Loan prepared by or which come into the possession of the Servicer shall immediately vest in the Purchaser and shall be retained and maintained, in trust, by the Servicer at the will of the Purchaser in such custodial capacity only. The Mortgage File retained by the Servicer with respect to each Mortgage Loan pursuant to this Agreement shall be appropriately identified in the Servicer's computer system to reflect clearly the ownership of such related Mortgage Loan by the Purchaser. The Servicer shall release from its custody the contents of any Mortgage File retained by it only in accordance with this Agreement, except when such release is required in connection with a repurchase of any such Mortgage Loan pursuant to Subsection 7.03 of this Agreement or if required under applicable law or court order. The Servicer shall deliver to the Purchaser copies of any documents in a Mortgage File reasonably requested by the Purchaser within thirty (30) days after the date of such request, at the expense of the Purchaser.

     Subsection 6.02  Books and Records.
                      -----------------

     All rights arising out of the Mortgage Loans including, but not limited to, all funds received by the Servicer after the Cut-off Date on or in connection with a Mortgage Loan as provided in Section 2 shall be vested in the Purchaser, subject to this Agreement; provided, however, that all such funds received on or in connection with a Mortgage Loan as provided in Section 2 shall be received and held by the Servicer in trust for the benefit of the Purchaser as the owner of the Mortgage Loans pursuant to the terms of this Agreement.

     As more fully set forth in Section 20, it is the express intention of the parties that the transactions contemplated by this Agreement be, and be construed as, a sale of the Mortgage Loans by the Seller and not a pledge of the Mortgage Loans by the Seller to the Purchaser to secure a debt or other obligation of the Seller. Consequently, the sale of each Mortgage Loan shall be reflected as a purchase on the Purchaser's business records, tax returns and financial statements, and as a sale of assets on the Seller's business records, tax returns and financial statements.

     Subsection 6.03  Delivery of Mortgage Loan Documents.
                      -----------------------------------

     With respect to each Mortgage Loan, the Seller shall deliver and release to the Purchaser, or its designee, under a bailee letter, (a) at least two (2) Business Days prior to the related Closing Date (or such later date as the Purchaser may reasonably request), the original Mortgage Note endorsed in blank and the original Assignment of Mortgage assigned in blank and (b) the other Mortgage Loan Documents within a reasonable time following the related Closing Date. To the extent that any such Mortgage Loan Documents have been delivered for recording and have not yet been returned to the Seller by the applicable recording office, the Seller shall, promptly following receipt by it of such Mortgage Loan Documents from the applicable recording office, deliver such documents to the Purchaser or its designee; provided, however, that the original recorded document or a clerk-certified copy thereof shall be delivered to the Purchaser no later than one year following the related Closing Date, subject to the following paragraph.

     In the event that such original or copy of any document submitted for recordation to the appropriate public recording office is not so delivered to the Purchaser or its designee within one year following the related Closing Date, and in the event that the Seller does not cure such failure within sixty
(60) days after receipt of written notification of such failure from the Purchaser, the related Mortgage Loan shall, upon the request of the Purchaser, be repurchased by the Seller at a price and in the manner specified in Subsection 7.03. The foregoing repurchase obligation shall not apply in the event the Seller cannot cause the Servicer to deliver such original or clerk-certified copy of any document submitted for recordation to the appropriate public recording office within the specified period due to a delay caused by the recording office in the applicable jurisdiction; provided that the Seller shall cause the Servicer instead to deliver a recording receipt of such recording office or, if such recording receipt is not available, an Officer's Certificate of a servicing officer of the Servicer, confirming that such document has been accepted for recording and that the Servicer shall immediately deliver such document upon receipt; and, provided further, that if the Seller cannot cause the Servicer to deliver such original or clerk-certified copy of any document submitted for recordation to the appropriate public recording office within the specified time for any reason within twelve (12) months after receipt of written notification of such failure from the Purchaser, the Seller shall repurchase the related Mortgage Loan at the price and in the manner specified in Subsection 7.03.

     To the extent received by it, the Servicer shall promptly forward to the Purchaser, or its designee, original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with this Agreement.

     SECTION 7.   Representations, Warranties and Covenants; Remedies for
                  -------------------------------------------------------
                  Breach.
                  ------

     Subsection 7.01  Representations and Warranties Regarding Individual
                      ---------------------------------------------------
                      Mortgage Loans.
                      --------------

     The Seller and, solely if specified below, the Servicer, hereby represent and warrant to the Purchaser that, as to each Mortgage Loan, as of the related Closing Date or such other date specified herein:

          (a) The information set forth in the Mortgage Loan Schedule annexed to the related Term Sheet and the information contained in the related electronic data file delivered by the Seller to the Purchaser is true, correct and complete in all material respects.

          (b) There are no defaults by the Seller, the Servicer or any prior originator in complying with the terms of the Mortgage, and all taxes, ground rents, governmental assessments, insurance premiums, leasehold payments, water, sewer and municipal charges which previously became due and owing have been paid, or escrow funds have been established in an amount sufficient to pay for every such escrowed item which remains unpaid and which has been assessed but is not yet due and payable.

          (c) The terms of the Mortgage Note and the Mortgage have not been impaired, waived, altered or modified in any respect, except by written instruments which have been recorded in the applicable public recording office required by law or if necessary to maintain the lien priority of the Mortgage, and which have been delivered to the Purchaser; the substance of any such waiver, alteration or modification has been approved by the insurer under the Primary Mortgage Insurance Policy, if any, and by the title insurer, to the extent required by the related policy, and is reflected on the related Mortgage Loan Schedule. No other instrument of waiver, alteration or modification has been executed, and no Mortgagor has been released, in whole or in part, except in connection with an assumption agreement approved by the insurer under the Primary Mortgage Insurance Policy, if any, and by the title insurer, to the extent required by the policy, and which assumption agreement is a part of the Mortgage File and is reflected on the related Mortgage Loan Schedule.

          (d) The Mortgage Note and the Mortgage are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, nor will the operation of any of the terms of the Mortgage Note and the Mortgage, or the exercise of any right thereunder, render either the Mortgage Note or the Mortgage unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto; and the Mortgagor was not a debtor in any state or federal bankruptcy or insolvency proceeding at the time the Mortgage Loan was originated.

          (e) All buildings or other customarily insured improvements upon the Mortgaged Property are insured by an insurer generally acceptable to Fannie Mae and to prudent mortgage lending institutions against loss by fire, hazards of extended coverage and such other hazards as are provided for in the Fannie Mae Guides as well as all additional requirements set forth herein, pursuant to an insurance policy conforming to the requirements of Customary Servicing Procedures and providing coverage in an amount equal to the lesser of (i) the full insurable value of the Mortgaged Property or (ii) the outstanding principal balance owing on the Mortgage Loan. All such insurance policies are in full force and effect and contain a standard mortgagee clause naming the originator of the Mortgage Loan, its successors and assigns as mortgagee and all premiums thereon have been paid. If the Mortgaged Property is in an area identified on a flood hazard map or flood insurance rate map issued by the Federal Emergency Management Agency as having special flood hazards (and such flood insurance has been made available), a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration is in effect which policy conforms to the requirements of Fannie Mae or Freddie Mac. The Mortgage obligates the Mortgagor thereunder to maintain all such insurance at the Mortgagor's cost and expense, and on the Mortgagor's failure to do so, authorizes the holder of the Mortgage to maintain such insurance at the Mortgagor's cost and expense and to seek reimbursement therefor from the Mortgagor.

          (f) Any and all requirements of any federal, state or local law including, without limitation, usury, truth in lending, real estate settlement procedures, consumer credit protection, equal credit opportunity, fair housing or disclosure laws applicable to the origination and servicing of the Mortgage Loans have been complied with. None of the Mortgage Loans are (i) Covered Loans or (ii) High Cost Loans. The Servicer maintains, and shall maintain, evidence of such compliance as required by applicable law or regulation and shall make such evidence available for inspection at the Servicer's office during normal business hours upon reasonable advance notice.

          (g) The Mortgage has not been satisfied, canceled, subordinated or rescinded, in whole or in part (other than as to Principal Prepayments in full which may have been received on or after the related Cut-off Date and prior to the related Closing Date), and the Mortgaged Property has not been released from the lien of the Mortgage, in whole or in part, nor has any instrument been executed that would effect any such satisfaction, cancellation, subordination, rescission or release. Neither the Seller nor the Servicer has waived the performance by the Mortgagor of any action, if the Mortgagor's failure to perform such action would cause the Mortgage Loan to be in default, and neither the Seller nor the Servicer has waived any default.

          (h) The Mortgage is a valid, existing, perfected and enforceable first lien on the Mortgaged Property, including all improvements on the Mortgaged Property, free and clear of all adverse claims, liens and encumbrances having priority over the lien of the Mortgage, subject only to
     (i) the lien of current real property taxes and assessments not yet due and payable, (ii) covenants, conditions and restrictions, rights of way, easements and other matters of the public record as of the date of recording being acceptable to mortgage lending institutions generally and either (A) specifically referred to in the lender's title insurance policy, if any, delivered to the originator of the Mortgage Loan or (B) which do not adversely affect the Appraised Value of the Mortgaged Property and
     (iii) other matters to which like properties are commonly subject which do not individually or in the aggregate materially interfere with the benefits of the security intended to be provided by the Mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property. Any security agreement, chattel mortgage or equivalent document related to and delivered in connection with the Mortgage Loan establishes and creates a valid, existing and enforceable first lien and first priority security interest on the property described therein and the Seller has the full right to sell and assign the same to the Purchaser.

          (i) The Mortgage Note and the related Mortgage are original and genuine and each is the legal, valid and binding obligation of the maker thereof, enforceable in all respects in accordance with its terms except as enforceability may be limited by (i) bankruptcy, insolvency, liquidation, receivership, moratorium, reorganization or other similar laws affecting the enforcement of the rights of creditors and (ii) general principles of equity, whether enforcement is sought in a proceeding in equity or at law and the Seller has taken all action necessary to transfer such rights of enforceability to the Purchaser.

          (j) All parties to the Mortgage Note and the Mortgage had the legal capacity to enter into the Mortgage Loan and to execute and deliver the Mortgage Note and the Mortgage, and the Mortgage Note and the Mortgage have been duly and properly executed by such parties. Either the Mortgagor is a natural person or the related co-borrower or guarantor is a natural person.

          (k) The proceeds of the Mortgage Loan have been fully disbursed to or for the account of the Mortgagor and there is no obligation for the Mortgagee to advance additional funds thereunder and any and all requirements as to completion of any on-site or off-site improvement and as to disbursements of any escrow funds therefor have been complied with. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage have been paid, and the Mortgagor is not entitled to any refund of any amounts paid or due to the Mortgagee pursuant to the Mortgage Note or Mortgage.

          (l) The Seller and all other parties which have had any interest in the Mortgage Loan, whether as mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were) in compliance with any and all applicable "doing business" and licensing requirements of the laws of the state wherein the Mortgaged Property is located.

          (m) (i) With respect to each Mortgage Loan, the Mortgage Loan is covered by an ALTA or CLTA lender's title insurance policy, acceptable to Fannie Mae or Freddie Mac, issued by a title insurer acceptable to Fannie Mae or Freddie Mac and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring (subject to the exceptions contained in (h)(i), (ii) and (iii) above) the Seller, its successors and assigns as to the first priority lien of the Mortgage in the original principal amount of the Mortgage Loan and, with respect to any Adjustable Rate Mortgage Loan, against any loss by reason of the invalidity or unenforceability of the lien resulting from the provisions of the Mortgage providing for adjustment in the Mortgage Interest Rate or Monthly Payment, (ii) with respect to certain Refinanced Mortgage Loans, a title search has been doing showing no lien (other than the exceptions contained in (h)(i), (ii) or (iii) above) on the related Mortgaged Property senior to the lien of the Mortgage [or (iii) in the case of any Mortgage Loan secured by a Mortgaged Property located in a jurisdiction where title insurance policies are generally not available, an opinion of counsel of the type customarily rendered in such jurisdiction in lieu of title insurance is instead received.] For each Mortgage Loan covered by a title insurance policy, (i) the Seller and its successors and assigns are the sole insureds of such lender's title insurance policy, and such lender's title insurance policy is in full force and effect and will be in full force and effect upon the consummation of the transactions contemplated by this Agreement and will inure to the benefit of the Purchaser and its assigns without any further act and (ii) no claims have been made under such lender's title insurance policy, and the Seller has not done, by act or omission, anything which would impair the coverage of such lender's title insurance policy.

          (n) Other than Mortgage Loans delinquent fewer than thirty (30) days as of the related Cut-off Date, there is no default, breach, violation or event of acceleration existing under the Mortgage or the Mortgage Note and no event which, with the passage of time or with notice and the expiration of any grace or cure period, would constitute a default, breach, violation or event permitting acceleration, and neither the Seller nor the Servicer has waived any default, breach, violation or event permitting acceleration.

          (o) There are no mechanics' or similar liens or claims filed for work, labor or material (and no rights are outstanding that under law could give rise to such lien) affecting the related Mortgaged Property which are or may be liens prior to, or equal or coordinate with, the lien of the related Mortgage.

          (p) All improvements which were considered in determining the Appraised Value of the related Mortgaged Property lay wholly within the boundaries and building restriction lines of the Mortgaged Property, and no improvements on adjoining properties encroach upon the Mortgaged Property.

          (q) The Mortgage Loan was originated by a commercial bank or similar banking institution which is supervised and examined by a federal or state authority, or by a mortgagee approved by the Secretary of HUD.

          (r) Principal payments on the Mortgage Loan commenced no more than sixty (60) days after the proceeds of the Mortgage Loan were disbursed. The Mortgage Loans identified on the related Mortgage Loan Schedule have an original term to maturity of not more than thirty (30) years, with interest payable in arrears on the first day of the month. As to each Adjustable Rate Mortgage Loan, on each applicable Adjustment Date, the Mortgage Interest Rate will be adjusted to equal the sum of the Index plus the applicable Gross Margin, rounded up or down as provided in the Mortgage Note; provided, however, that the Mortgage Interest Rate will not increase or decrease by more than the Initial Rate Cap on the first Adjustment Date or the Periodic Rate Cap on any subsequent Adjustment Date, and will in no event exceed the Lifetime Rate Cap. Each Mortgage Note evidencing a Mortgage Loan other than an Adjustable Rate Mortgage Loan requires a Monthly Payment which is sufficient to amortize the original principal balance fully over the original term thereof and to pay interest at the related Mortgage Interest Rate. Each Mortgage Note evidencing an
     Adjustable Rate Mortgage Loan requires a Monthly Payment which is sufficient (i) during the period prior to the first adjustment to the Mortgage Interest Rate, to amortize the original principal balance fully over the original term thereof and to pay interest at the related Mortgage Interest Rate, and (ii) during the period following each Adjustment Date, to amortize the outstanding principal balance fully as of the first day of such period over the then remaining term of such Mortgage Note and to pay interest at the related Mortgage Interest Rate. No Mortgage Note evidencing an Adjustable Rate Mortgage Loan permits negative amortization. Interest on the Mortgage Note is calculated on the basis of a 360-day year consisting of twelve 30-day months.

          (s) There is no proceeding pending or, to the Seller's knowledge, threatened for the total or partial condemnation of the Mortgaged Property and such property is in good repair and is not subject to material damage by waste, fire, earthquake or earth movement, windstorm, flood, tornado or other casualty, that affects materially and adversely the value of the Mortgaged Property as security for the Mortgage Loan or the use for which the premises were intended.

          (t) The Mortgage and related Mortgage Note contain customary and enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the Mortgaged Property of the benefits of the security provided thereby, including (i) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (ii) otherwise by judicial foreclosure. To the best of the Seller's knowledge, following the date of origination of the Mortgage Loan, the Mortgaged Property has not been subject to any bankruptcy proceeding or foreclosure proceeding and the Mortgagor has not filed for protection under applicable bankruptcy laws. There is no homestead or other exemption or right available to the Mortgagor or any other person which would interfere with the right to sell the Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage.

          (u) The Mortgage Note and Mortgage are on forms acceptable to Fannie Mae or Freddie Mac.

          (v) The Mortgage Note is not and has not been secured by any collateral except the lien of the corresponding Mortgage on the Mortgaged Property and the security interest of any applicable security agreement or chattel mortgage referred to in (h) above.

          (w) The Mortgage File contains an appraisal of the related Mortgaged Property, in a form acceptable to Fannie Mae or Freddie Mac and such appraisal complies with the requirements of FIRREA, and, to the extent required in the Underwriting Guidelines with respect to mortgage loans of the same type as the Mortgage Loan, was made and signed, prior to the approval of the Mortgage Loan application, by a Qualified Appraiser.

          (x) In the event the Mortgage constitutes a deed of trust, a trustee, duly qualified under applicable law to serve as such, has been properly designated and currently so serves and is named in the Mortgage, and no fees or expenses are or will become payable by the Purchaser to the trustee under the deed of trust, except in connection with a trustee's sale after default by the Mortgagor.

          (y) The Mortgage Loan is not a graduated payment mortgage loan and the Mortgage Loan does not have a shared appreciation, balloon payment or other contingent interest feature, nor does it contain any "buydown" provision which is currently in effect.

          (z) The Mortgage contains an enforceable provision for the acceleration of the payment of the unpaid principal balance of the Mortgage Loan in the event that the Mortgaged Property is sold or transferred without the prior written consent of the mortgagee thereunder.

          (aa) The Mortgagor has received all disclosure materials required by applicable law with respect to the making of mortgage loans of the same type as the Mortgage Loan and rescission materials required by applicable law if the Mortgage Loan is a Refinanced Mortgage Loan and has acknowledged receipt of such materials to the extent required by applicable law and such documents will remain in the Mortgage File.

          (bb) No Mortgage Loan has an LTV at origination in excess of 95%. Each Mortgage Loan with an LTV at origination in excess of 80% will be subject to a Primary Mortgage Insurance Policy, issued by an insurer acceptable to Fannie Mae or Freddie Mac at the time of origination, which insures that portion of the Mortgage Loan in excess of the portion of the Appraised Value of the Mortgaged Property as required by Fannie Mae. All provisions of such Primary Mortgage Insurance Policy have been and are being complied with, such policy is in full force and effect, and all premiums due thereunder have been paid. Any Mortgage subject to any such Primary Mortgage Insurance Policy obligates the Mortgagor thereunder to maintain such insurance and to pay all premiums and charges in connection therewith at least until the LTV of such Mortgage Loan is reduced to less than 80%. The Mortgage Interest Rate for the Mortgage Loan does not include any such insurance premium. No Mortgage Loan requires payment of such premiums, in whole or in part, by the Purchaser.

          (cc) The Mortgaged Property is lawfully occupied under applicable law, all inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy, have been made or obtained from the appropriate authorities and no improvement located on or part of the Mortgaged Property is in violation of any zoning law or regulation.

          (dd) The Assignment of Mortgage is in recordable form and is acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located.

          (ee) All payments required to be made prior to the related Cut-off Date for such Mortgage Loan under the terms of the Mortgage Note have been made, the Mortgage Loan has not been dishonored, there are no material defaults under the terms of the Mortgage Loan and no Mortgage Loan has been more than thirty (30) days delinquent more than once in the twelve month period immediately prior to the related Cut-off Date.

          (ff) None of the Seller, the Servicer or any prior originator or servicer has advanced funds, or induced, solicited or knowingly received any advance from any party other than the Mortgagor, directly or indirectly, for the payment of any amount due under the Mortgage Loan.

          (gg) With respect to each Mortgage Loan, the Seller is in possession of a complete Mortgage File except for the documents which have been delivered to the Purchaser or which have been submitted for recording and not yet returned.

          (hh) Immediately prior to the payment of the related Purchase Price, the Seller was the sole owner and holder of the Mortgage Loans and the indebtedness evidenced by the Mortgage Note. The Mortgage Loans, including the Mortgage Note and the Mortgage, were not assigned or pledged by the Seller and the Seller had good and marketable title thereto, and the Seller had full right to transfer and sell the Mortgage Loans to the Purchaser free and clear of any encumbrance, participation interest, lien, equity, pledge, claim or security interest and had full right and authority subject to no interest or participation in, or agreement with any other party to sell or otherwise transfer the Mortgage Loans. Following the sale of the Mortgage Loans, the Purchaser will own such Mortgage Loan free and clear of any encumbrance, equity, participation interest, lien, pledge, charge, claim or security interest. The Seller intends to relinquish all rights to monitor, possess and control the Mortgage Loan except in connection with the servicing of the Mortgage Loan by the Servicer as set forth in this Agreement. After the related Closing Date, neither the Seller nor the Servicer will have any right to modify or alter the terms of the sale of the Mortgage Loans and neither the Seller nor the Servicer will have any obligation or right to repurchase the Mortgage Loans, except as provided in this Agreement or as otherwise agreed to by the Seller, the Servicer and the Purchaser.

          (ii) Any future advances made prior to the related Cut-off Date have been consolidated with the outstanding principal amount secured by the Mortgage, and the secured principal amount, as consolidated, bears a single interest rate and single repayment term. The lien of the Mortgage securing the consolidated principal amount is expressly insured as having first lien priority by a title insurance policy, an endorsement to the policy insuring the mortgagee's consolidated interest or by other title evidence acceptable to Fannie Mae and Freddie Mac. The consolidated principal amount does not exceed the original principal amount of the Mortgage Loan.

          (jj) The Mortgage Loan was underwritten in accordance with the Underwriting Guidelines in effect at the time of origination with exceptions thereto exercised in a reasonable manner.

          (kk) The Mortgaged Property is located in the state identified in the related Mortgage Loan Schedule and consists of a parcel of real property with a detached single family residence erected thereon, or a two- to four-family dwelling, or an individual condominium unit, or an individual unit in a planned unit development; provided, however, that any condominium project or planned unit development generally conforms with the Underwriting Guidelines regarding such dwellings, and no residence or dwelling is a mobile home, manufactured dwelling or cooperative.

          (ll) If the Mortgaged Property is a condominium unit or a planned unit development (other than a de minimis planned unit development) such condominium or planned unit development project meets Fannie Mae or Freddie Mac eligibility requirements for sale to Fannie Mae or Freddie Mac, as the case may be, or is located in a condominium or planned unit development project which has received Fannie Mae or Freddie Mac project approval or as to which Fannie Mae's and Freddie Mac's eligibility requirements have been waived.

          (mm) The Seller used no adverse selection procedures in selecting the Mortgage Loan from among the outstanding first-lien, residential mortgage loans owned by it which were available for inclusion in the Mortgage Loans.

          (nn) Each Mortgage Loan is a "qualified mortgage" within Section 860G(a)(3) of the Code.

          (oo) With respect to each Mortgage where a lost note affidavit has been delivered in place of the related Mortgage Note, the related Mortgage Note is no longer in existence. Each such lost note affidavit is substantially in the form attached hereto as Exhibit 4.
                                                         ----------

          (pp) No fraud, error, omission, misrepresentation, negligence or similar occurrence with respect to the Mortgage Loan has taken place on the part of the Seller, the Servicer or, to the best of the Seller's knowledge, any other originator or servicer or the Mortgagor or on the part of any other party involved in the origination of the Mortgage Loan.

          (qq) The origination practices used by the Seller and the collection and servicing practices used by the Servicer with respect to each Mortgage Loan have been in all respects legal, proper, prudent and customary in the mortgage origination and servicing industry and the collection and servicing practices used by the Servicer have been acceptable to Fannie Mae and Freddie Mac.

          (rr) As of the date of origination of the Mortgage Loan, the Mortgagor was not in bankruptcy and was not insolvent; as of the Closing Date, the Seller has not received any notice that the Mortgagor was in bankruptcy or was insolvent and neither the Seller nor the Servicer has any knowledge of any circumstances or condition with respect to the Mortgage, the Mortgaged Property, the Mortgagor or the Mortgagor's credit standing that could reasonably be expected to cause investors to regard the Mortgage Loan as an unacceptable investment, cause the Mortgage Loan to become delinquent or materially adversely affect the value or the marketability of the Mortgage Loan.

          (ss) The Mortgagor has not notified the Seller or the Servicer, and neither the Seller nor the Servicer has knowledge of any relief requested by the Mortgagor under the Servicemembers Civil Relief Act.

          (tt) No Mortgage Loan was made in connection with (i) the construction or rehabilitation of a Mortgaged Property or (ii) facilitating the trade-in or exchange of a Mortgaged Property.

          (uu) There is no pending action or proceeding directly involving any Mortgaged Property of which the Seller or the Servicer is aware in which compliance with any environmental law, rule or regulation is an issue and, to the Seller's knowledge, nothing further remains to be done to satisfy in full all requirements of each such law, rule or regulation constituting a prerequisite to use and enjoyment of said property.

          (vv) No action, inaction, or event has occurred and no state of affairs exists or has existed that has resulted or will result in the exclusion from, denial of, or defense to coverage under any applicable special hazard insurance policy, Primary Mortgage Insurance Policy or bankruptcy bond, irrespective of the cause of such failure of coverage. In connection with the placement of any such insurance, no commission, fee, or other compensation has been or will be received by the Seller or the Servicer or any designee of the Seller or the Servicer or any corporation in which the Seller, the Servicer or any officer, director, or employee of the Seller or the Servicer had a financial interest at the time of placement of such insurance.

          (ww) With respect to any ground lease to which a Mortgaged Property may be subject: (A) the Mortgagor is the owner of a valid and subsisting leasehold interest under such ground lease; (B) such ground lease is in full force and effect, unmodified and not supplemented by any writing or otherwise; (C) all rent, additional rent and other charges reserved therein have been fully paid to the extent payable as of the related Closing Date; (D) the Mortgagor enjoys the quiet and peaceful possession of the leasehold estate; (E) the Mortgagor is not in default under any of the terms of such ground lease, and there are no circumstances which, with the passage of time or the giving of notice, or both, would result in a default under such ground lease; (F) the lessor under such ground lease is not in default under any of the terms or provisions of such ground lease on the part of the lessor to be observed or performed; (G) the lessor under such ground lease has satisfied any repair or construction obligations due as of the related Closing Date pursuant to the terms of such ground lease; (H) the execution, delivery and performance of the Mortgage do not require the consent (other than those consents which have been obtained and are in full force and effect) under, and will not contravene any provision of or cause a default under, such ground lease; and (I) the term of such lease does not terminate earlier than the maturity date of the Mortgage Note.

          (xx) With respect to escrow deposits and payments that the Servicer is entitled to collect, all such payments are in the possession of, or under the control of the Servicer, and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. All escrow payments have been collected in full compliance with state and federal law and the provisions of the related Mortgage Note and Mortgage. As to any Mortgage Loan that is the subject of an escrow, escrow of funds is not prohibited by applicable law and has been established in an amount sufficient to pay for every escrowed item that remains unpaid and has been assessed but is not yet due and payable. No escrow deposits or other charges or payments due under the Mortgage Note have been capitalized under any Mortgage or the related Mortgage Note.

          (yy) There is no Mortgage Loan that was originated on or after October 1, 2002 and before March 7, 2003, which is secured by property located in the State of Georgia.

          (zz) No proceeds from any Mortgage Loan were used to finance single premium credit insurance policies.

          (aaa) No borrower was required to purchase any credit life, disability, accident or health insurance product as a condition of obtaining the extension of credit. No borrower obtained a prepaid single-premium credit life, disability, accident or health insurance policy in connection with the origination of the Mortgage Loan; No proceeds from any Mortgage Loan were used to purchase single premium credit insurance policies as part of the origination of, or as a condition to closing, such Mortgage Loan.

          (bbb) Any Mortgage Loan with a Mortgaged Property in the State of Illinois complies with the Illinois Interest Act.

          (ccc) With respect to any Mortgage Loan originated on or after August 1, 2004 and underlying the security, neither the related Mortgage nor the related Mortgage Note requires the borrower to submit to arbitration to resolve any dispute arising out of or relating in any way to the mortgage loan transaction.

          (ddd) The Servicer will transmit full-file credit reporting data for each Mortgage Loan pursuant to the Fannie Mae Selling Guide and that for each Mortgage Loan, Servicer agrees it shall report one of the following statuses each month as follows: new origination, current, delinquent (30-, 60-, 90-days, etc.), foreclosed, or charged-off.

          (eee) Each Mortgage Loan is in compliance with the anti-predatory lending eligibility for purchase requirements of Fannie Mae's Selling Guide.

     Subsection 7.02  Seller and Servicer Representations.
                      -----------------------------------

     The Seller and the Servicer hereby represent and warrant to the Purchaser that, as to itself as of the related Closing Date:

          (a) It is a national banking association, duly organized, validly existing, and in good standing under the laws of the United States and has all licenses necessary to carry on its business as now being conducted and is licensed, qualified and in good standing in the states where the Mortgaged Property is located if the laws of such state require licensing or qualification in order to conduct business of the type conducted by it. It is an approved seller/servicer in good standing of conventional residential mortgage loans for Fannie Mae or Freddie Mac and is a HUD-approved mortgagee under Section 203 of the National Housing Act. It has corporate power and authority to execute and deliver this Agreement and to perform in accordance herewith; the execution, delivery and performance of this Agreement (including all instruments of transfer to be delivered pursuant to this Agreement) by it and the consummation of the transactions contemplated hereby have been duly and validly authorized. This Agreement, assuming due authorization, execution and delivery by the Purchaser, evidences the legal, valid, binding and enforceable obligation of it, subject to applicable law except as enforceability may be limited by (i) bankruptcy, insolvency, liquidation, receivership, moratorium, reorganization or other similar laws affecting the enforcement of the rights of creditors and (ii) general principles of equity, whether enforcement is sought in a proceeding in equity or at law. All requisite corporate action has been taken by it to make this Agreement valid and binding upon it in accordance with the terms of this Agreement.

          (b) No consent, approval, authorization or order is required for the transactions contemplated by this Agreement from any court, governmental agency or body, or federal or state regulatory authority having jurisdiction over it or, if required, such consent, approval, authorization or order has been or will, prior to the related Closing Date, be obtained.

          (c) The consummation of the transactions contemplated by this Agreement are in its ordinary course of business and will not result in the breach of any term or provision of its charter or by-laws or result in the breach of any term or provision of, or conflict with or constitute a default under or result in the acceleration of any obligation under, any agreement, indenture or loan or credit agreement or other instrument to which it or its property is subject, or result in the violation of any law, rule, regulation, order, judgment or decree to which it or its property is subject.

          (d) Its transfer, assignment and conveyance of the Mortgage Notes and the Mortgages pursuant to this Agreement are not subject to the bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction.

          (e) There is no action, suit, proceeding or investigation pending or, to its best knowledge, threatened against it which, either individually or in the aggregate, would result in any material adverse change in its business, operations, financial condition, properties or assets, or in any material impairment of its right or ability to carry on its business substantially as now conducted or which would draw into question the validity of this Agreement or the Mortgage Loans or of any action taken or to be taken in connection with its obligations contemplated herein, or which would materially impair its ability to perform under the terms of this Agreement.

          (f) It does not believe, nor does it have any reason or cause to believe, that it cannot perform each and every covenant contained in this Agreement.

          (g) It acknowledges and agrees that the Servicing Fee shall be treated by the Servicer, for accounting and tax purposes, as compensation for the servicing and administration of the Mortgage Loans pursuant to this Agreement.

          (h) It has determined that the disposition of the Mortgage Loans pursuant to this Agreement will be afforded sale treatment for accounting and tax purposes.

          (i) It is solvent and the sale of the Mortgage Loans will not cause it to become insolvent. The sale of the Mortgage Loans is not undertaken with the intent to hinder, delay or defraud any of its creditors.

          (j) It has not dealt with any broker, investment banker, agent or other person that may be entitled to any commission or compensation in connection with the sale of the Mortgage Loans.

     Subsection 7.03  Remedies for Breach of Representations and Warranties.
                      -----------------------------------------------------

     It is understood and agreed that the representations and warranties set forth in Subsections 7.01 and 7.02 shall survive the sale of the Mortgage Loans to the Purchaser and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment of Mortgage or the examination or lack of examination of any Mortgage File. Upon discovery by the Seller, the Servicer or the Purchaser of a breach of any of the foregoing representations and warranties which materially and adversely affects the value of the Mortgage Loans or the interest of the Purchaser therein (or which materially and adversely affects the interest of the Purchaser in or the value of the related Mortgage Loan in the case of a representation and warranty relating to a particular Mortgage Loan), the party discovering such breach shall give prompt written notice to the others.

     Within sixty (60) days after the earlier of either discovery by or notice to either the Seller or the Servicer of any breach of a representation or warranty which materially and adversely affects the value of a Mortgage Loan or the Mortgage Loans or the interest of the Purchaser therein, the Seller or the Servicer, as the case may be, shall use its best efforts promptly to cure such breach in all material respects and, if such breach cannot be cured within ninety (90) days after the discovery or notice of the breach, the Seller shall, at the Purchaser's option, repurchase such Mortgage Loan or Mortgage Loans at the Repurchase Price. However, the Seller may, at its option, with the Purchaser's prior approval, such approval not to be withheld unreasonably, and assuming that the Seller has a Substitute Mortgage Loan, rather than repurchase the Mortgage Loan as provided above, remove such Mortgage Loan and substitute in its place a Substitute Mortgage Loan or Substitute Mortgage Loans; provided, however, that any such substitution shall be effected within two (2) years after the related Closing Date. If the Seller has no Substitute Mortgage Loan, it shall repurchase the deficient Mortgage Loan. Any repurchase of a Mortgage Loan pursuant to the foregoing provisions of this Subsection 7.03 shall occur on a date designated by the Purchaser and shall be accomplished by the Seller remitting by wire transfer to the Purchaser the amount of the related Repurchase Price.

     At the time of repurchase of any deficient Mortgage Loan (or removal of any Deleted Mortgage Loan), the Purchaser and the Seller shall arrange for the assignment of the repurchased Mortgage Loan (or Deleted Mortgage Loan) to the Seller or its designee and the delivery to the Seller of any documents held by the Purchaser relating to the repurchased Mortgage Loan in the manner required by this Agreement with respect to the purchase and sale of such Mortgage Loan on the related Closing Date. In the event a deficient Mortgage Loan is repurchased, the Seller shall, simultaneously with its remittance to the Purchaser of such related Repurchase Price, give written notice to the Purchaser that such repurchase has taken place. Upon such repurchase, the related Mortgage Loan Schedule shall simultaneously be amended to reflect the withdrawal of the repurchased Mortgage Loan from this Agreement.

     As to any Deleted Mortgage Loan for which the Seller substitutes one or more Substitute Mortgage Loans, the Seller shall effect such substitution by delivering to the Purchaser for each Substitute Mortgage Loan the Mortgage Note, the Mortgage, the Assignment of Mortgage and such other documents and agreements as are required by Subsection 6.03. The Seller shall remit to the Servicer for distribution the Monthly Payment due on each Substitute Mortgage Loan in the month following the date of such substitution. Monthly Payments due with respect to Substitute Mortgage Loans in the month of substitution will be retained by the Seller. For the month of substitution, distributions to the Purchaser will include the Monthly Payment due on such Deleted Mortgage Loan in the month of substitution, and the Seller shall thereafter be entitled to retain all amounts subsequently received by it in respect of such Deleted Mortgage Loan. The Seller shall give written notice to the Purchaser that such substitution has taken place and shall amend the related Mortgage Loan Schedule to reflect the removal of such Deleted Mortgage Loan from the terms of this Agreement and the substitution of the Substitute Mortgage Loan. Upon such substitution, each Substitute Mortgage Loan shall be subject to the terms of this Agreement in all respects, and the Seller shall be deemed to have made with respect to such Substitute Mortgage Loan, as of the date of substitution, the covenants, representations and warranties set forth in Subsections 7.01 and 7.02.

     For any month in which the Seller substitutes one or more Substitute Mortgage Loans for one or more Deleted Mortgage Loans, the Seller will determine the amount (if any) by which the aggregate principal balance of all such Substitute Mortgage Loans as of the date of substitution is less than the aggregate Stated Principal Balance of all such Deleted Mortgage Loans (after application of scheduled principal payments due in the month of substitution).
The amount of such shortfall, plus an amount equal to the aggregate of any Servicing Advances made with respect to such Deleted Mortgage Loans, shall be remitted to the Servicer by the Seller for distribution by the Servicer in the month of substitution.

     In addition to such cure, repurchase and substitution obligations, the Seller or the Servicer shall indemnify the Purchaser and hold it harmless against any out-of-pocket losses, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, settlements and other costs and expenses resulting from any claim, demand, defense or assertion by any third party that is based on or grounded upon, or resulting from, a breach of the Seller or the Servicer, as applicable, representations and warranties contained in this Agreement; provided, however, indemnification shall not be available for any economic losses of the Purchaser due to reinvestment losses, loss of investment income or any other special, indirect or consequential losses or damages.

     No action may be brought against the Seller or the Servicer, as applicable, relating to or arising out of the breach of any representations and warranties made in Subsections 7.01 or 7.02 with respect to any Mortgage Loan unless and until (i) discovery of such breach by the Purchaser or notice thereof by the Seller or the Servicer to Purchaser, (ii) failure by the Seller or the Servicer, as applicable, to cure such breach, repurchase such Mortgage Loan as specified above, substitute a Substitute Mortgage Loan for such Mortgage Loan as specified above and/or indemnify the Purchaser and (iii) demand upon the Seller or the Servicer, as applicable, by the Purchaser for compliance with the terms of this Agreement.

     It is understood and agreed that the obligations of the Seller or the Servicer, as applicable, set forth in this Subsection 7.03 to cure, repurchase or substitute for a defective Mortgage Loan and/or to indemnify the Purchaser constitute the sole remedies of the Purchaser respecting a breach of the representations and warranties set forth in Subsections 7.01 and 7.02.

     Subsection 7.04  Repurchase of Certain Prepaid or Converted Mortgage Loans.
                      ---------------------------------------------------------

     If the principal balance due on a Mortgage Loan is paid in full prior to the related Closing Date, the Seller shall remit to the Purchaser an amount equal to the product of (i) the excess of the Purchase Price Percentage over 100%, times (ii) the amount of such Principal Prepayment in full. If any Mortgagor converts the adjustable Mortgage Interest Rate on any related Convertible Mortgage Loan to a fixed Mortgage Interest Rate, the Seller shall repurchase that Convertible Mortgage Loan prior to the next scheduled Due Date for such Mortgage Loan pursuant to Subsection 7.03.

     SECTION 8.  Closing Conditions.
                 ------------------

     The closing for the purchase and sale of each Mortgage Loan Package shall take place on the related Closing Date. The closing shall be either by telephone, confirmed by letter or wire as the parties hereto shall agree, or conducted in person, at such place as the parties hereto shall agree.

     The closing for each Mortgage Loan Package shall be subject to the satisfaction of each of the following conditions:

     (a) the Seller shall have delivered to the Purchaser the related Mortgage Loan Schedule and an electronic data file containing information on a loan-level basis;

     (b) all of the representations and warranties of the Seller under this Agreement shall be true and correct as of the related Closing Date (or, with respect to Subsection 7.01, such other date specified therein) in all material respects and no default shall have occurred hereunder which, with notice or the passage of time or both, would constitute an Event of Default hereunder;

     (c) the Purchaser shall have received from the custodian an initial certification with respect to its receipt of the Mortgage Loan Documents for the related Mortgage Loans;

     (d) the Purchaser shall have received originals of the related Term Sheet executed by the Seller and a funding memorandum setting forth the Purchase Price(s), and the accrued interest thereon, for the Mortgage Loan Package; and

     (e) all other terms and conditions of this Agreement and the related Term Sheet to be satisfied by the Seller shall have been complied with in all material respects.

     Upon satisfaction of the foregoing conditions, the Purchaser shall pay to the Seller on such Closing Date the Purchase Price for the related Mortgage Loan Package, plus accrued interest pursuant to Section 4 of this Agreement.

     SECTION 9.  [RESERVED.]

     SECTION 10.  Costs.
                  -----

     The Seller and the Servicer shall pay any commissions due their salesmen and the legal fees and expenses of their attorneys. The Purchaser shall pay the cost of delivering the Mortgage Files to the Purchaser or its designee, the cost of recording the Assignments of Mortgage, any custodial fees incurred in connection with the release of any Mortgage Loan Documents as may be required by the servicing activities hereunder and all other costs and expenses incurred in connection with the sale of the Mortgage Loans by the Seller to the Purchaser, including without limitation the Purchaser's attorneys' fees.

     SECTION 11.  Administration and Servicing of Mortgage Loans.
                  ----------------------------------------------

     Subsection 11.01  Servicer to Act as Servicer; Subservicing.
                       -----------------------------------------

     The Servicer, as an independent contractor, shall service and administer the Mortgage Loans in accordance with this Agreement and Customary Servicing Procedures and the terms of the Mortgage Notes and Mortgages, and shall have full power and authority, acting alone or through subservicers or agents, to do or cause to be done any and all things in connection with such servicing and administration which the Servicer may deem necessary or desirable and consistent with the terms of this Agreement. The Servicer may perform its servicing responsibilities through agents or independent contractors, but shall not thereby be released from any of its responsibilities hereunder. Notwithstanding anything to the contrary, the Servicer may delegate any of its duties under this Agreement to one or more of its affiliates without regard to any of the requirements of this section; provided, however, that the Servicer shall not be released from any of its responsibilities hereunder by virtue of such delegation. The Mortgage Loans may be subserviced by one or more unaffiliated subservicers on behalf of the Servicer provided each subservicer is a Fannie Mae approved seller/servicer or a Freddie Mac approved seller/servicer in good standing, and no event has occurred, including but not limited to a change in insurance coverage, that would make it unable to comply with the eligibility for seller/servicers imposed by Fannie Mae or Freddie Mac, or which would require notification to Fannie Mae or Freddie Mac. The Servicer shall pay all fees and expenses of the subservicer from its own funds (provided that any such expenditures that would constitute Servicing Advances if made by the Servicer hereunder shall be reimbursable to the Servicer as Servicing Advances), and the subservicer's fee shall not exceed the Servicing Fee.

     At the cost and expense of the Servicer, without any right of reimbursement from the Custodial Account, the Servicer shall be entitled to terminate the rights and responsibilities of a subservicer and arrange for any servicing responsibilities to be performed by a successor subservicer meeting the requirements in the preceding paragraph; provided, however, that nothing contained herein shall be deemed to prevent or prohibit the Servicer, at the Servicer's option, from electing to service the related Mortgage Loans itself. If the Servicer's responsibilities and duties under this Agreement are terminated and if requested to do so by the Purchaser, the Servicer shall at its own cost and expense terminate the rights and responsibilities of the subservicer as soon as is reasonably possible. The Servicer shall pay all fees, expenses or penalties necessary in order to terminate the rights and responsibilities of the subservicer from the Servicer's own funds without reimbursement from the Purchaser.

     The Servicer shall be entitled to enter into an agreement with the subservicer for indemnification of the Servicer by the subservicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification.

     Any subservicing agreement and any other transactions or services relating to the Mortgage Loans involving the subservicer shall be deemed to be between the subservicer and Servicer alone, and the Purchaser shall have no obligations, duties or liabilities with respect to the subservicer including no obligation, duty or liability of the Purchaser to pay the subservicer's fees and expenses. For purposes of distributions and advances by the Servicer pursuant to this Agreement, the Servicer shall be deemed to have received a payment on a Mortgage Loan when the subservicer has received such payment.

     Consistent with the terms of this Agreement, the Servicer may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of strict compliance with any such term or in any manner grant indulgence to any Mortgagor; provided, however, that (unless the Mortgagor is in default with respect to the Mortgage Loan, or such default is, in the judgment of the Servicer, imminent, and the Servicer has the consent of the Purchaser) the Servicer shall not enter into any payment plan or agreement to modify payments with a Mortgagor lasting more than six (6) months or permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate, the Lifetime Rate Cap (if applicable), the Initial Rate Cap (if applicable), the Periodic Rate Cap (if applicable) or the Gross Margin (if applicable), defer or forgive the payment of any principal or interest, change the outstanding principal amount (except for actual payments of principal), make any future advances or extend the final maturity date, as the case may be, with respect to such Mortgage Loan. Without limiting the generality of the foregoing, the Servicer in its own name or acting through subservicers or agents is hereby authorized and empowered by the Purchaser when the Servicer believes it appropriate and reasonable in its best judgment, to execute and deliver, on behalf of itself and the Purchaser, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and the Mortgaged Properties and to institute foreclosure proceedings or obtain a deed-in-lieu of foreclosure so as to convert the ownership of such properties, and to hold or cause to be held title to such properties, on behalf of the Purchaser pursuant to the provisions of Subsection 11.13.

     The Servicer shall notify the Purchaser of its intention to institute any foreclosure proceeding no fewer than ten (10) days prior to initiating such proceeding. The Servicer shall notify the Purchaser of its intention to accept a deed-in-lieu of foreclosure or a partial release of any of the Mortgaged Property subject to the lien of the Mortgage no fewer than ten (10) days prior to accepting such deed-in-lieu or partial release and shall only accept such deed-in-lieu or grant such partial release if the Purchaser has not objected before the end of the tenth day after delivery of such notice. In connection with any foreclosure sale, the Servicer shall consult with the Purchaser with regard to a bid price for the related Mortgaged Property and shall set such bid price in accordance with the Purchaser's instructions. The Servicer shall make all required Servicing Advances and shall service and administer the Mortgage Loans in accordance with all applicable laws, rules and regulations and shall provide to the Mortgagors any reports required to be provided to them thereby. The Purchaser shall furnish to the Servicer any powers of attorney and other documents reasonably necessary or appropriate to enable the Servicer to carry out its servicing and administrative duties under this Agreement.

     Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed-in-lieu of foreclosure, if the Servicer has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or waste, or if the Purchaser otherwise requests an environmental inspection or review of such Mortgaged
Property, such an inspection or review is to be conducted by a qualified inspector at the Purchaser's expense. Upon completion of the inspection, the Servicer shall promptly provide the Purchaser with a written report of the environmental inspection. After reviewing the inspection, the Purchaser shall determine how the Servicer shall proceed with respect to the Mortgaged Property.

     Subsection 11.02  Liquidation of Mortgage Loans.
                       -----------------------------

     In the event that any payment due under any Mortgage Loan is not paid when the same becomes due and payable, or in the event the Mortgagor fails to perform any other covenant or obligation under the Mortgage Loan and such failure continues beyond any applicable grace period, the Servicer shall take such action as it shall deem to be in the best interest of the Purchaser. In the event that any payment due under any Mortgage Loan remains delinquent for a period of ninety (90) days or more, the Servicer shall commence foreclosure proceedings in accordance with Customary Servicing Procedures and the guidelines set forth by Fannie Mae or Freddie Mac. In such connection, the Servicer shall from its own funds make all necessary and proper Servicing Advances. If the portion of any Liquidation Proceeds allocable as a recovery of interest on any Mortgage Loan is less than the full amount of accrued and unpaid interest on such Mortgage Loan as of the date such proceeds are received, then the applicable Servicing Fees with respect to such Mortgage Loan shall be paid first and any amounts remaining thereafter shall be distributed to the Purchaser.

     Subsection 11.03  Collection of Mortgage Loan Payments.
                       ------------------------------------

     Continuously from the date hereof until the principal and interest on all Mortgage Loans are paid in full, the Servicer will proceed diligently, in accordance with this Agreement, to collect all payments due under each of the Mortgage Loans when the same shall become due and payable. Further, the Servicer will in accordance with Customary Servicing Procedures ascertain and estimate taxes, assessments, fire and hazard insurance premiums, premiums for Primary Mortgage Insurance Policies, and all other charges that, as provided in any Mortgage, will become due and payable to the end that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.

     Subsection 11.04  Establishment of Custodial Account; Deposits in Custodial
                       ---------------------------------------------------------
                       Account.
                       -------

     The Servicer shall segregate and hold all funds collected and received pursuant to each Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts (collectively, the "Custodial Account"), titled "Bank of America, National
                      ------------------
Association, in trust for EMC Mortgage Corporation as Purchaser of Mortgage Loans and various Mortgagors." Such Custodial Account shall be established with a commercial bank, a savings bank or a savings and loan association (which may be a depository affiliate of the Servicer) which meets the guidelines set forth by Fannie Mae or Freddie Mac as an eligible depository institution for custodial accounts. The Custodial Account shall initially be established and maintained at Bank of America, National Association, or any successor thereto, and shall not be transferred to any other depository institution without the Purchaser's approval, which shall not unreasonably be withheld. In any case, the Custodial Account shall be insured by the FDIC in a manner which shall provide maximum available insurance thereunder and which may be drawn on by the Servicer.

     The Servicer shall deposit in the Custodial Account on a daily basis, and retain therein the following payments and collections received or made by it subsequent to the related Cut-off Date (other than in respect of principal and interest on the Mortgage Loans due on or before the related Cut-off Date):

          (a) all payments on account of principal, including Principal Prepayments, on the Mortgage Loans;

          (b) all payments on account of interest on the Mortgage Loans adjusted to the related Mortgage Loan Remittance Rate;

          (c)     all  Liquidation  Proceeds;

          (d) all proceeds received by the Servicer under any title insurance policy, hazard insurance policy, Primary Mortgage Insurance Policy or other insurance policy other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Customary Servicing Procedures;

          (e) all awards or settlements in respect of condemnation proceedings or eminent domain affecting any Mortgaged Property which are not released to the Mortgagor in accordance with Customary Servicing Procedures;

          (f) any amount required to be deposited in the Custodial Account pursuant to Subsections 11.15, 11.17 and 11.19;

          (g) any amount required to be deposited by the Servicer in connection with any REO Property pursuant to Subsection 11.13;

          (h) all amounts required to be deposited by the Servicer in connection with shortfalls in principal amount of Substitute Mortgage Loans pursuant to Subsection 7.03;

          (i) with respect to each Principal Prepayment in full, an amount (to be paid by the Servicer out of its own funds) which, when added to all amounts allocable to interest received in connection with the Principal Prepayment in full, equals one month's interest on the amount of principal so prepaid for the month of prepayment at the applicable Mortgage Loan Remittance Rate; provided, however, that the Servicer's aggregate obligations under this paragraph for any month shall be limited to the total amount of Servicing Fees actually received with respect to the Mortgage Loans by the Servicer during such month;

          (j) amounts required to be deposited by the Servicer in connection with the deductible clause of any hazard insurance policy; and

          (k) any BPP Mortgage Loan Payments payable by the Servicer pursuant to Subsection 11.25.

     The foregoing requirements for deposit in the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges, assumption fees, BPP Fees and other ancillary fees need not be deposited by the Servicer in the Custodial Account.

     The Servicer may invest the funds in the Custodial Account in Eligible Investments designated in the name of the Servicer for the benefit of the Purchaser, which shall mature not later than the Business Day next preceding the Remittance Date next following the date of such investment (except that (A) any investment in the institution with which the Custodial Account is maintained may mature on such Remittance Date and (B) any other investment may mature on such Remittance Date if the Servicer shall advance funds on such Remittance Date, pending receipt thereof to the extent necessary to make distributions to the Purchaser) and shall not be sold or disposed of prior to maturity. Notwithstanding anything to the contrary herein and above, all income and gain realized from any such investment shall be for the benefit of the Servicer and shall be subject to withdrawal by the Servicer. The amount of any losses incurred in respect of any such investments shall be deposited in the Custodial Account by the Servicer out of its own funds immediately as realized.

     Subsection 11.05  Withdrawals From the Custodial Account.
                       --------------------------------------

     The Servicer shall, from time to time, withdraw funds from the Custodial Account for the following purposes:

          (a) to make payments to the Purchaser in the amounts and in the manner provided for in Subsection 11.15;

          (b) to reimburse itself for P&I Advances, the Servicer's right to reimburse itself pursuant to this subclause (b) with respect to any Mortgage Loan being limited to related Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds and such other amounts as may be collected by the Servicer from the Mortgagor or otherwise relating to the Mortgage Loan, it being understood that, in the case of any such reimbursement, the Servicer's right thereto shall be prior to the rights of the Purchaser with respect to such Mortgage Loan, except that, where the Seller is required to repurchase a Mortgage Loan, pursuant to Subsection 7.03, the Servicer's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to Subsection 7.03, and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

          (c) to reimburse itself for any unpaid Servicing Fees and for unreimbursed Servicing Advances, the Servicer's right to reimburse itself pursuant to this subclause (c) with respect to any Mortgage Loan being limited to related Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds and such other amounts as may be collected by the Servicer from the Mortgagor or otherwise relating to the Mortgage Loan, it being understood that, in the case of any such reimbursement, the Servicer's right thereto shall be prior to the rights of the Purchaser unless the Seller is required to repurchase a Mortgage Loan pursuant to Subsection 7.03, in which case the Servicer's right to such reimbursement shall be subsequent to the payment to the Purchaser of the related Repurchase Price pursuant to Subsection 7.03 and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

          (d) to reimburse itself for unreimbursed Servicing Advances and for unreimbursed P&I Advances, to the extent that such amounts are nonrecoverable (as certified by the Servicer to the Purchaser in an Officer's Certificate) by the Servicer pursuant to subclause (b) or (c) above, provided that the Mortgage Loan for which such advances were made is not required to be repurchased by a Seller pursuant to Subsection 7.03;

          (e) to reimburse itself for expenses incurred by and reimbursable to it pursuant to Subsection 12.01;

          (f) to withdraw amounts to make P&I Advances in accordance with Subsection 11.17;

          (g) to pay to itself any interest earned or any investment earnings on funds deposited in the Custodial Account, net of any losses on such investments;

          (h) to withdraw any amounts inadvertently deposited in the Custodial Account; and

          (i) to clear and terminate the Custodial Account upon the termination of this Agreement.

     Upon request, the Servicer shall provide the Purchaser with copies of reasonably acceptable invoices or other documentation relating to Servicing Advances that have been reimbursed from the Custodial Account.

     Subsection 11.06  Establishment of Escrow Account; Deposits in Escrow
                       ---------------------------------------------------
                       Account.
                       -------

     The  Servicer  shall  segregate  and  hold all funds collected and received pursuant to each Mortgage Loan which constitute Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts (collectively, the "Escrow Account"),
                                                               --------------
titled "Bank of America, National Association, in trust for EMC Mortgage Corporation as Purchaser of Mortgage Loans and various Mortgagors." The Escrow Account shall be established with a commercial bank, a savings bank or a savings and loan association (which may be a depository affiliate of Servicer), which meets the guidelines set forth by Fannie Mae or Freddie Mac as an eligible institution for escrow accounts. The Escrow Account shall initially be established and maintained at Bank of America, National Association, or any successor thereto, and shall not be transferred to any other depository institution without the Purchaser's approval, which shall not unreasonably be withheld. In any case, the Escrow Account shall be insured by the FDIC in a manner which shall provide maximum available insurance thereunder and which may be drawn on by the Servicer.

     The Servicer shall deposit in the Escrow Account on a daily basis, and retain therein: (a) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any such items as required under the terms of this Agreement and (b) all amounts representing proceeds of any hazard insurance policy which are to be applied to the restoration or repair of any Mortgaged Property. The Servicer shall make withdrawals therefrom only in accordance with Subsection 11.07 hereof. As part of its servicing duties, the Servicer shall pay to the Mortgagors interest on funds in the Escrow Account, to the extent required by law.

     Subsection 11.07  Withdrawals From Escrow Account.
                       -------------------------------

     Withdrawals from the Escrow Account shall be made by the Servicer only (a) to effect timely payments of ground rents, taxes, assessments, premiums for Primary Mortgage Insurance Policies, fire and hazard insurance premiums or other items constituting Escrow Payments for the related Mortgage, (b) to reimburse the Servicer for any Servicing Advance made by Servicer pursuant to Subsection
11.08 hereof with respect to a related Mortgage Loan, (c) to refund to any Mortgagor any funds found to be in excess of the amounts required under the terms of the related Mortgage Loan, (d) for transfer to the Custodial Account upon default of a Mortgagor or in accordance with the terms of the related Mortgage Loan and if permitted by applicable law, (e) for application to restore or repair of the Mortgaged Property, (f) to pay to the Mortgagor, to the extent required by law, any interest paid on the funds deposited in the Escrow Account,
(g) to pay to itself any interest earned on funds deposited in the Escrow Account (and not required to be paid to the Mortgagor), (h) to the extent permitted under the terms of the related Mortgage Note and applicable law, to pay late fees with respect to any Monthly Payment which is received after the applicable grace period, (i) to withdraw suspense payments that are deposited into the Escrow Account, (j) to withdraw any amounts inadvertently deposited in the Escrow Account or (k) to clear and terminate the Escrow Account upon the termination of this Agreement.

     Subsection 11.08  Payment of Taxes, Insurance and Other Charges;
                       ----------------------------------------------
                       Collections Thereunder.
                       ----------------------

     With respect to each Mortgage Loan, the Servicer shall maintain accurate records reflecting the status of ground rents, taxes, assessments and other charges which are or may become a lien upon the Mortgaged Property and the status of premiums for Primary Mortgage Insurance Policies and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges (including renewal premiums) and shall effect payment thereof prior to the applicable penalty or termination date and at a time appropriate for securing maximum discounts allowable, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Servicer in amounts sufficient for such purposes, as allowed under the terms of the Mortgage. To the extent that a Mortgage does not provide for Escrow Payments, the Servicer shall determine that any such payments are made by the Mortgagor. The Servicer assumes full responsibility for the timely payment of all such bills and shall effect timely payments of all such bills irrespective of each Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments and shall make Servicing Advances to effect such payments, subject to its ability to recover such Servicing Advances pursuant to Subsections 11.05(c), 11.05(d) and 11.07(b). No costs incurred by the Servicer or subservicers in effecting the payment of taxes and assessments on the Mortgaged Properties shall, for the purpose of calculating remittances to the Purchaser, be added to the amount owing under the related Mortgage Loans, notwithstanding that the terms of such Mortgage Loans so permit.

     Subsection 11.09  Transfer of Accounts.
                       --------------------

     The Servicer may transfer the Custodial Account or the Escrow Account to a different depository institution. Such transfer shall be made only upon obtaining the prior written consent of the Purchaser, such consent not to be unreasonably withheld.

     Subsection 11.10  Maintenance of Hazard Insurance.
                       -------------------------------

     The Servicer shall cause to be maintained for each Mortgage Loan fire and hazard insurance with extended coverage customary in the area where the Mortgaged Property is located by an insurer acceptable to Fannie Mae or Freddie Mac in an amount which is at least equal to the lesser of (a) the full insurable value of the Mortgaged Property or (b) the greater of (i) the outstanding principal balance owing on the Mortgage Loan and (ii) an amount such that the proceeds of such insurance shall be sufficient to avoid the application to the Mortgagor or loss payee of any coinsurance clause under the policy. If the Mortgaged Property is in an area identified in the Federal Register by the Federal Emergency Management Agency as a special flood hazard area (and such flood insurance has been made available) the Servicer will cause to be maintained a flood insurance policy meeting the requirements of the National Flood Insurance Program, in an amount representing coverage not less than the lesser of (A) the minimum amount required under the terms of the coverage to compensate for any damage or loss to the Mortgaged Property on a replacement-cost basis (or the outstanding principal balance of the Mortgage Loan if replacement-cost basis is not available) or (B) the maximum amount of insurance available under the National Flood Insurance Program. The Servicer shall also maintain on REO Property fire and hazard insurance with extended coverage in an amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, liability insurance and, to the extent required and available under the National Flood Insurance Program, flood insurance in an amount required above. Any amounts collected by the Servicer under any such policies (other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the property subject to the related Mortgage or property acquired in liquidation of the Mortgage Loan, or to be released to the Mortgagor in accordance with Customary Servicing Procedures) shall be deposited in the Custodial Account, subject to withdrawal pursuant to Subsection 11.05. It is understood and agreed that no earthquake or other additional insurance need be required by the Servicer of any Mortgagor or maintained on REO Property other than pursuant to such applicable laws and regulations as shall at any time be in force and as shall require such additional insurance. All policies required hereunder shall be endorsed with standard mortgagee clauses with loss payable to Servicer, and shall provide for at least thirty (30) days prior written notice of any cancellation, reduction in amount or material change in coverage to the Servicer. The Servicer shall not interfere with the Mortgagor's freedom of choice in selecting either its insurance carrier or agent; provided, however, that the Servicer shall not accept any such insurance policies from insurance companies unless such companies are acceptable to Fannie Mae or Freddie Mac and are licensed to do business in the state wherein the property subject to the policy is located.

     The hazard insurance policies for each Mortgage Loan secured by a unit in a condominium development or planned unit development shall be maintained with respect to such Mortgage Loan and the related development in a manner which is consistent with Fannie Mae or Freddie Mac requirements.

     Subsection 11.11  Maintenance of Primary Mortgage Insurance Policy; Claims.
                       --------------------------------------------------------

     With respect to each Mortgage Loan with a LTV in excess of 80%, the Servicer shall, without any cost to the Purchaser, maintain or cause the Mortgagor to maintain in full force and effect a Primary Mortgage Insurance Policy insuring that portion of the Mortgage Loan in excess of a percentage in conformance with Fannie Mae requirements. The Servicer shall pay or shall cause the Mortgagor to pay the premium thereon on a timely basis, at least until the LTV of such Mortgage Loan is reduced to 80%. In the event that such Primary Mortgage Insurance Policy shall be terminated, the Servicer shall obtain from another insurer a comparable replacement policy, with a total coverage equal to the remaining coverage of such terminated Primary Mortgage Insurance Policy. If the insurer shall cease to be a qualified insurer, the Servicer shall obtain from another qualified insurer a replacement Primary Mortgage Insurance Policy. The Servicer shall not take any action which would result in noncoverage under any applicable Primary Mortgage Insurance Policy of any loss which, but for the actions of the Servicer would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Subsection 11.18, the Servicer shall promptly notify the insurer under the related Primary Mortgage Insurance Policy, if any, of such assumption or substitution of liability in accordance with the terms of such Primary Mortgage Insurance Policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under such Primary Mortgage Insurance Policy. If such Primary Mortgage Insurance Policy is terminated as a result of such assumption or substitution of liability, the Servicer shall obtain a replacement Primary Mortgage Insurance Policy as provided above.

     In connection with its activities as servicer, the Servicer agrees to prepare and present or to assist the Purchaser in preparing and presenting, on behalf of itself and the Purchaser, claims to the insurer under any Primary Mortgage Insurance Policy in a timely fashion in accordance with the terms of such Primary Mortgage Insurance Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Primary Mortgage Insurance Policy respecting a defaulted Mortgage Loan. Pursuant to Subsection 11.06, any amounts collected by the Servicer under any Primary Mortgage Insurance Policy shall be deposited in the Escrow Account, subject to withdrawal pursuant to Subsection 11.07.

     Subsection 11.12  Fidelity Bond; Errors and Omissions Insurance.
                       ---------------------------------------------

     The Servicer shall maintain, at its own expense, a blanket Fidelity Bond and an errors and omissions insurance policy, with broad coverage on all officers, employees or other persons acting in any capacity requiring such persons to handle funds, money, documents or papers relating to the Mortgage Loans. These policies must insure the Servicer against losses resulting from fraud, theft, errors, omissions, negligence, dishonest or fraudulent acts committed by the Servicer's personnel, any employees of outside firms that provide data processing services for the Servicer, and temporary contract employees or student interns. The Fidelity Bond shall also protect and insure the Servicer against losses in connection with the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Subsection 11.12 requiring such Fidelity Bond and errors and omissions insurance shall diminish or relieve the Servicer from its duties and obligations as set forth in this Agreement. The minimum coverage under any such Fidelity Bond and insurance policy shall be at least equal to the corresponding amounts required by Fannie Mae in the Fannie Mae
Servicing Guide or by Freddie Mac in the Freddie Mac Guide, as amended or restated from time to time, or in an amount as may be permitted to the Servicer by express waiver of Fannie Mae or Freddie Mac. Upon request of the Purchaser, the Servicer shall cause to be delivered to the Purchaser a certified true copy of such Fidelity Bond or a certificate evidencing the same with a statement that the Servicer shall endeavor to provide written notice to the Purchaser thirty
(30)  days  prior  to  modification  or  any  material  change.

     Subsection 11.13  Title, Management and Disposition of REO Property.
                       -------------------------------------------------

     (a) In the event that title to the Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Purchaser or its nominee.

     (b) The Purchaser, by giving notice to the Servicer, may elect to manage and dispose of all REO Property acquired pursuant to this Agreement by itself. If the Purchaser so elects, the Purchaser shall assume control of REO Property at the time of its acquisition and the Servicer shall forward the related Mortgage File to the Purchaser as soon as is practicable. Promptly upon assumption of control of any REO Property, the Purchaser shall reimburse any related Servicing Advances or other expenses incurred by the Servicer with respect to that REO Property.

     (c) If the Purchaser has not informed the Servicer that it will manage REO Property, the provisions of this Subsection 11.13(c) shall apply. The Servicer shall cause to be deposited on a daily basis in the Custodial Account all revenues received with respect to the conservation of the related REO Property. The Servicer shall make distributions as required on each Remittance Date to the Purchaser of the net cash flow from the REO Property (which shall equal the revenues from such REO Property net of the expenses described above and of any reserves reasonably required from time to time to be maintained to satisfy anticipated liabilities for such expenses).

     The disposition of REO Property shall be carried out by the Servicer. Upon the request of the Purchaser, and at the Purchaser's expense, the Servicer shall cause an appraisal of the REO Property to be performed for the Purchaser.

     The Servicer shall either itself or through an agent selected by the Servicer, manage, conserve, protect and operate the REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. The Servicer shall bill the Purchaser for such costs upon the sale of the REO Property and shall not withdraw funds to cover such costs from the Custodial Account.

     Subsection 11.14  Servicing Compensation.
                       ----------------------

     As compensation for its services hereunder, the Servicer shall be entitled to retain the Servicing Fee from interest payments actually collected on the Mortgage Loans. Additional servicing compensation in the form of assumption fees, late payment charges, prepayment penalties, BPP Fees and other ancillary income shall be retained by the Servicer to the extent not required to be deposited in the Custodial Account. The Servicer shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement therefor except as specifically provided for herein.

     Subsection 11.15  Distributions.
                       -------------

     On each Remittance Date the Servicer shall remit by wire transfer of immediately available funds to the account designated in writing by the Purchaser of record on the preceding Record Date (a) all amounts credited to the Custodial Account at the close of business on the related Determination Date, net of charges against or withdrawals from the Custodial Account pursuant to Subsection 11.05(b) through (h), plus (b) all amounts, if any, which the Servicer is obligated to distribute pursuant to Subsection 11.17, minus (c) any amounts attributable to Principal Prepayments received after the end of the calendar month preceding the month in which the Remittance Date occurs, minus
(d) any amounts attributable to Monthly Payments collected but due on a Due Date or Due Dates subsequent to the related Due Date.

     With respect to any remittance received by the Purchaser after the Business Day on which such payment was due, the Servicer shall pay to the Purchaser interest on any such late payment at an annual rate equal to the rate of interest as is publicly announced from time to time at its principal office by Bank of America, National Association, or its successor, as its prime lending rate, adjusted as of the date of each change, plus two percent (2%), but in no event greater than the maximum amount permitted by applicable law. Such interest shall be paid by the Servicer to the Purchaser on the date such late payment is made and shall cover the period commencing with the Business Day on which such payment was due and ending with the Business Day immediately preceding the Business Day on which such payment is made, both inclusive. The payment by the Servicer of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Servicer.

     Subsection 11.16  Statements to the Purchaser.
                       ---------------------------

     Not later than the tenth (10th) day of the month of each related Remittance Date, the Servicer shall forward to the Purchaser a statement, substantially in the form of Exhibit 5 and certified by a Servicing Officer, setting forth on a
              ---------
loan-by-loan basis: (a) the amount of the distribution made on such Remittance Date which is allocable to principal and allocable to interest; (b) the amount of servicing compensation received by the Servicer during the prior calendar month; and (c) the aggregate Stated Principal Balance of the Mortgage Loans as of the last day of the preceding month. Such statement shall also include information regarding delinquencies on Mortgage Loans, indicating the number and aggregate principal amount of Mortgage Loans which are either one (1), two (2) or three (3) or more months delinquent and the book value of any REO Property. The Servicer shall submit to the Purchaser monthly a liquidation report with respect to each Mortgaged Property sold in a foreclosure sale as of the related Record Date and not previously reported. Such liquidation report shall be incorporated into the remittance report delivered to Purchaser in the form of
Exhibit  5 hereto. The Servicer shall also provide such information as set forth
----------
above to the Purchaser in electronic form in the Servicer's standard format, a copy of which has been provided by the Servicer.

     The Servicer shall prepare and file any and all tax returns, information statements or other filings required to be delivered to any governmental taxing authority, the Mortgagor or to the Purchaser pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Servicer shall provide the Purchaser with such information concerning the Mortgage Loans as is necessary for such Purchaser to prepare federal income tax returns as the Purchaser may reasonably request from time to time.

     Subsection 11.17  Advances by the Servicer.
                       ------------------------

     On the Business Day immediately preceding each related Remittance Date, the Servicer shall either (a) deposit in the Custodial Account from its own funds an amount equal to the aggregate amount of all Monthly Payments (with interest adjusted to the Mortgage Loan Remittance Rate) which were due on the Mortgage Loans during the applicable Due Period and which were delinquent at the close of business on the immediately preceding Determination Date (each such advance, a "P&I Advance"), (b) cause to be made an appropriate entry in the records of the
 ------------
Custodial Account that amounts held for future distribution have been, as permitted by this Subsection 11.17, used by the Servicer in discharge of any such P&I Advance or (c) make P&I Advances in the form of any combination of (a) or (b) aggregating the total amount of advances to be made. Any amounts held for future distribution and so used shall be replaced by the Servicer by deposit in the Custodial Account on or before any future Remittance Date if funds in the Custodial Account on such Remittance Date shall be less than payments to the Purchaser required to be made on such Remittance Date. The Servicer's obligation to make P&I Advances as to any Mortgage Loan will continue through the last Monthly Payment due prior to the payment in full of a Mortgage Loan, or through the last related Remittance Date prior to the Remittance Date for the distribution of all other payments or recoveries (including proceeds under any title, hazard or other insurance policy, or condemnation awards) with respect to a Mortgage Loan; provided, however, that such obligation shall cease if the Servicer, in its good faith judgment, determines that such P&I Advances would not be recoverable pursuant to Subsection 11.05(d). The determination by the Servicer that a P&I Advance, if made, would be nonrecoverable, shall be evidenced by an Officer's Certificate of the Servicer, delivered to the Purchaser, which details the reasons for such determination.

     Subsection 11.18  Assumption Agreements.
                       ---------------------

     The Servicer will use its best efforts to enforce any "due-on-sale" provision contained in any Mortgage or Mortgage Note; provided that, subject to the Purchaser's prior approval, the Servicer shall permit such assumption if so required in accordance with the terms of the Mortgage or the Mortgage Note. When the Mortgaged Property has been conveyed by the Mortgagor, the Servicer will, to the extent it has knowledge of such conveyance, exercise its rights to accelerate the maturity of such Mortgage Loan under the "due-on-sale" clause applicable thereto; provided, however, the Servicer will not exercise such rights if prohibited by law from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related Primary Mortgage Insurance Policy, if any. In connection with any such assumption, the outstanding principal amount, the Monthly Payment, the Mortgage Interest Rate, the Lifetime Rate Cap (if applicable), the Gross Margin (if applicable), the Initial Rate Cap (if applicable) or the Periodic Rate Cap (if applicable) of the related Mortgage Note shall not be changed, and the term of the Mortgage Loan will not be increased or decreased. If an assumption is allowed pursuant to this Subsection 11.18, the Servicer with the prior consent of the issuer of the Primary Mortgage Insurance Policy, if any, is authorized to enter into a substitution of liability agreement with the purchaser of the Mortgaged Property pursuant to which the original Mortgagor is released from liability and the purchaser of the Mortgaged Property is substituted as Mortgagor and becomes liable under the Mortgage Note.

     Subsection 11.19  Satisfaction of Mortgages and Release of Mortgage Files.
                       -------------------------------------------------------

     Upon the payment in full of any Mortgage Loan, or the receipt by the Servicer of a notification that payment in full will be escrowed in a manner customary for such purposes, the Servicer will obtain the portion of the Mortgage File that is in the possession of the Purchaser or its designee, prepare and process any required satisfaction or release of the Mortgage and notify the Purchaser in accordance with the provisions of this Agreement. The Purchaser agrees to deliver to the Servicer (or cause to be delivered to the Servicer) the original Mortgage Note for any Mortgage Loan not later than five
(5) Business Days following its receipt of a notice from the Servicer that such a payment in full has been received or that a notification has been received that such a payment in full shall be made. Such Mortgage Note shall be held by the Servicer, in trust, for the purpose of canceling such Mortgage Note and delivering the canceled Mortgage Note to the Mortgagor in a timely manner as and to the extent provided under any applicable federal or state law.

     In the event the Servicer grants a satisfaction or release of a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage or should the Servicer otherwise prejudice any right the Purchaser may have under the mortgage instruments, the Servicer shall remit to the Purchaser the Stated Principal Balance of the related Mortgage Loan by deposit thereof in the Custodial Account. The Fidelity Bond shall insure the Servicer against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

     Subsection 11.20  Annual Statement as to Compliance.
                       ---------------------------------

     (a) The Servicer shall deliver to the Purchaser, to any master servicer which is master servicing any of the Mortgage Loans pursuant to a Securitization or other securitization transaction (each, a "Master Servicer") and to the
                                                    ---------------
Sarbanes Certifying Party not later than the earlier of (a) March 15 of each calendar year (other than the calendar year during which the related Closing Date occurs) or (b) with respect to any calendar year during which the annual report of the entity which is the depositor (or other party responsible for filing Form 10-K with the Commission (as defined below)) of the Mortgage Loans pursuant to a Securitization or other securitization transaction (the
"Depositor")  on  Form  10-K  is  required  to  be  filed in accordance with the
 ---------
Securities  Exchange  Act of 1934, as amended (the "Exchange Act") and the rules
                                                    ------------
and  regulations  of  the  Securities  Exchange  Commission  (the "Commission"),
                                                                   ----------
fifteen (15) calendar days before the date on which the Depositor's annual report on Form 10-K is required to be filed in accordance with the Exchange Act and the rules and regulations of the Commission (or, in each case, if such day is not a Business Day, the immediately preceding Business Day), an Officer's Certificate stating, as to each signatory thereof, that (i) a review of the activities of the Servicer during the preceding year and of performance under this Agreement has been made under such officer's supervision and (ii) to the best of such officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof.

     (b) With respect to any Mortgage Loans that are subject to a Securitization or other securitization transaction, not later than the earlier of (a) March 15 of each calendar year (other than the calendar year during which the Closing Date occurs) or (b) with respect to any calendar year during which the Depositor's annual report on Form 10-K is required to be filed in accordance with the Exchange Act and the rules and regulations of the Commission, fifteen
(15)  calendar  days  before  the date on which the Depositor's annual report on
Form 10-K is required to be filed in accordance with the Exchange Act and the rules and regulations of the Commission (or, in each case, if such day is not a Business Day, the immediately preceding Business Day), an officer of the Servicer shall execute and deliver an Officer's Certificate in the form attached hereto as Exhibit 7 to the Sarbanes Certifying Party for the benefit of the
            ----------
Sarbanes  Certifying  Party  and  its  officers,  directors  and  affiliates.

     (c) The Servicer shall indemnify and hold harmless the Master Servicer and the Sarbanes Certifying Party (any such person, an "Indemnified Party") from
                                                        -----------------
and against any losses, damages, penalties, fines, forfeitures, reasonable legal fees and related costs, judgments and other costs and expenses arising out of or based upon a breach by the Servicer of its obligations under this Subsection
11.20 or Subsection 11.21, or the negligence, bad faith or willful misconduct of the Servicer in connection therewith. If the indemnification provided for herein is unavailable or insufficient to hold harmless any Indemnified Party, then the Servicer agrees that it shall contribute to the amount paid or payable by the Indemnified Party as a result of the losses, claims, damages or liabilities of the Indemnified Party in such proportion as is appropriate to reflect the relative fault of the Indemnified Party on the one hand and the Servicer on the other in connection with a breach of the Servicer's obligations under this Subsection 11.20 or Subsection 11.21, or the Servicer's negligence, bad faith or willful misconduct in connection therewith.

It is acknowledged and agreed that each Master Servicer and the Sarbanes Certifying Party shall be an express third party beneficiary of the provisions of this Subsection 11.20 and shall be entitled independently to enforce the provisions of this Subsection 11.20 with respect to any obligations owed to such entity as if it were a direct party to this Agreement.

     Subsection 11.21  Annual Independent Public Accountants' Servicing Report.
                       -------------------------------------------------------

     Not later than the earlier of (a) March 15 of each calendar year (other than the calendar year during which the related Closing Date occurs) or (b) with respect to any calendar year during which the Depositor's annual report on Form 10-K is required to be filed in accordance with the Exchange Act and the rules and regulations of the Commission, fifteen (15) calendar days before the date on which the Depositor's annual report on Form 10-K is required to be filed in accordance with the Exchange Act and the rules and regulations of the Commission (or, in each case, if such day is not a Business Day, the immediately preceding Business Day), the Servicer at its expense shall cause a firm of independent public accountants which is a member of the American Institute of Certified
Public Accountants to furnish a statement to any Master Servicer and the Sarbanes Certifying Party to the effect that such firm has examined certain documents and records relating to the servicing of residential mortgage loans and that, on the basis of such examination conducted substantially in compliance with the Uniform Single Attestation Program for Mortgage Bankers, such firm confirms that such servicing has been conducted in compliance with Customary Servicing Procedures except for such significant exceptions or errors in records that, in the opinion of such firm, the Uniform Single Attestation Program for Mortgage Bankers requires it to report.

     Subsection 11.22  Servicer Shall Provide Access and Information as
                       ------------------------------------------------
                       Reasonably Required.
                       -------------------

     The Servicer shall provide to the Purchaser, and for any Purchaser insured by FDIC or NAIC, the supervisory agents and examiners of FDIC and OTS or NAIC, access to any documentation regarding the Mortgage Loans which may be required by applicable regulations. Such access shall be afforded without charge, but only upon reasonable request, during normal business hours and at the offices of the Servicer.

     In addition, the Servicer shall furnish upon request by the Purchaser, during the term of this Agreement, such periodic, special or other reports or information, whether or not provided for herein, as shall be necessary, reasonable and appropriate with respect to the purposes of this Agreement and applicable regulations. All such reports or information shall be provided by and in accordance with all reasonable instructions and directions the Purchaser may require. The Servicer agrees to execute and deliver all such instruments and take all such action as the Purchaser, from time to time, may reasonably request in order to effectuate the purposes and to carry out the terms of this Agreement.

     Subsection 11.23  Inspections.
                       -----------

     The Servicer shall inspect the Mortgaged Property as often deemed necessary by the Servicer to assure itself that the value of the Mortgaged Property is being preserved. In addition, if any Mortgage Loan is more than sixty (60) days delinquent, the Servicer immediately shall inspect the Mortgaged Property and shall conduct subsequent inspections in accordance with Customary Servicing Procedures or as may be required by the primary mortgage guaranty insurer. The Servicer shall keep written report of each such inspection and shall provide a copy of such inspection to the Purchaser upon the request of the Purchaser.

     Subsection 11.24  Restoration of Mortgaged Property.
                       ---------------------------------

     The Servicer need not obtain the approval of the Purchaser prior to releasing any Insurance Proceeds or Condemnation Proceeds to the Mortgagor to be applied to the restoration or repair of the Mortgaged Property if such release is in accordance with Customary Servicing Procedures. At a minimum, the Servicer shall comply with the following conditions in connection with any such release of Insurance Proceeds or Condemnation Proceeds:

          (a) the Servicer shall receive satisfactory independent verification of completion of repairs and issuance of any required approvals with respect thereto;

          (b) the Servicer shall take all steps necessary to preserve the priority of the lien of the Mortgage, including, but not limited to requiring waivers with respect to mechanics' and materialmen's liens;

          (c) the Servicer shall verify that the Mortgage Loan is not in default; and

          (d) pending repairs or restoration, the Servicer shall place the Insurance Proceeds or Condemnation Proceeds in the Escrow Account.

     If the Purchaser is named as an additional loss payee, the Servicer is hereby empowered to endorse any loss draft issued in respect of such a claim in the name of the Purchaser.

     Subsection 11.25  BPP Mortgage Loans.
                       ------------------

     With respect to any BPP Mortgage Loan, the Servicer hereby agrees to deposit in the Custodial Account and remit to the Purchaser any BPP Mortgage Loan Payment due pursuant to a BPP Addendum. Any Monthly Covered Amount payable by the Servicer pursuant to this Subsection 11.25 shall be remitted to the Purchaser on or prior to the Remittance Date relating to the Determination Date immediately following the Due Date as to which such Monthly Covered Amount relates. Any Total Covered Amount payable by the Servicer pursuant to this Subsection 11.25 shall be remitted to the Purchaser on or prior to the Remittance Date relating to the Determination Date in the month following the month in which the cancellation to which such Total Covered Amount relates occurs. For the avoidance of any doubt, no duty of the Servicer to remit or advance funds hereunder (including, without limitation, Servicing Advances) shall include remittances or advances of or with respect to BPP Fees. Notwithstanding any provision in this Agreement to the contrary, in the event servicing is transferred from the Servicer, the BPP Addendum shall be of no further force and effect and the Servicer shall not have obligations to make BPP Mortgage Loan Payments or otherwise with respect to the BPP Addendum; provided however, that the Servicer would be required to make any payments required under the BPP Addendum with respect to protected events that occur on or prior to the effective date of termination as set forth in the BPP Addendum.

     SECTION 12.    The Servicer.
                    ------------

     Subsection 12.01  Indemnification; Third Party Claims.
                       -----------------------------------

     (a) The Servicer agrees to indemnify and hold harmless the Purchaser against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Servicer to service the Mortgage Loans in compliance with the terms of this Agreement.

     (b) The Servicer shall immediately notify the Purchaser if a claim is made by a third party with respect to this Agreement or the Mortgage Loans, and the Servicer shall assume (with the written consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees. If the Servicer has assumed the defense of the Purchaser, the Servicer shall provide the Purchaser with a written report of all expenses and advances incurred by the Servicer pursuant to this Subsection 12.01 and the Purchaser shall promptly reimburse the Servicer for all amounts advanced by it pursuant to the preceding sentence except when the claim in any way relates to the failure of the Servicer to service the Mortgage Loans in accordance with the terms of this Agreement.

     Subsection 12.02  Merger or Consolidation of the Servicer.
                       ---------------------------------------

     The Servicer will keep in full effect its existence, rights and franchises as a national banking association, and will obtain and preserve its qualification to do business in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement or any of the Mortgage Loans and to perform its duties under this Agreement.

     Any Person into which the Servicer may be merged or consolidated, or any entity resulting from any merger, conversion or consolidation to which the Servicer shall be a party, or any Person succeeding to substantially all of the business of the Servicer (whether or not related to loan servicing), shall be the successor of the Servicer hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding.

     Subsection 12.03  Limitation on Liability of the Servicer and Others.
                       --------------------------------------------------

     The duties and obligations of the Servicer shall be determined solely by the express provisions of this Agreement, the Servicer shall not be liable except for the performance of such duties and obligations as are specifically set forth in this Agreement and no implied covenants or obligations shall be read into this Agreement against the Servicer. Neither the Servicer nor any of the directors, officers, employees or agents of the Servicer shall be under any liability to the Purchaser for any action taken or for refraining from the taking of any action in accordance with Customary Servicing Procedures and otherwise in good faith pursuant to this Agreement or for errors in judgment;
provided, however, that this provision shall not protect the Servicer against any liability resulting from any breach of any representation or warranty made herein, or from any liability specifically imposed on the Servicer herein; and, provided further, that this provision shall not protect the Servicer against any liability that would otherwise be imposed by reason of the willful misfeasance, bad faith or gross negligence in the performance of duties or by reason of reckless disregard of the obligations or duties hereunder. The Servicer and any director, officer, employee or agent of the Servicer may rely on any document of any kind which it in good faith reasonably believes to be genuine and to have been adopted or signed by the proper authorities respecting any matters arising hereunder. Subject to the terms of Subsection 12.01, the Servicer shall have no obligation to appear with respect to, prosecute or defend any legal action which is not incidental to the Servicer's duty to service the Mortgage Loans in accordance with this Agreement.

     Subsection 12.04  Seller and Servicer Not to Resign.
                       ---------------------------------

     Neither the Seller nor the Servicer shall assign this Agreement or resign from the obligations and duties hereby imposed on it except by mutual consent of the Servicer or the Seller, as the case may be, and the Purchaser or upon the determination that the Servicer's duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Servicer. Any such determination permitting the unilateral resignation of the Servicer shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser, which Opinion of Counsel shall be in form and substance acceptable to the Purchaser. No such resignation or assignment shall become effective until a successor has assumed the Servicer's responsibilities and obligations hereunder in accordance with Subsection 14.02.

     SECTION 13.   Default.
                   -------

     Subsection 13.01  Events of Default.
                       -----------------

     In case one or more of the following Events of Default by the Servicer shall occur and be continuing:

          (a) any failure by the Servicer to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of two (2) Business Days after the date upon which written notice of such failure, requiring the same to be remedied, shall have been given to the Servicer by the Purchaser;

          (b) failure by the Servicer to duly observe or perform, in any material respect, any other covenants, obligations or agreements of the Servicer as set forth in this Agreement which failure continues unremedied for a period of thirty (30) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Servicer by the Purchaser;

          (c) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Servicer and such decree or order shall have remained in force, undischarged or unstayed for a period of sixty (60) days;

          (d) the Servicer shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings of or relating to the Servicer or relating to all or substantially all of the Servicer's property;

          (e) the Servicer shall admit in writing its inability to pay its debts as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations;

          (f) the Servicer shall cease to be qualified to do business under the laws of any state in which a Mortgaged Property is located, but only to the extent such qualification is necessary to ensure the enforceability of each Mortgage Loan and to perform the Servicer's obligations under this Agreement; or

          (g) the Servicer shall fail to meet the servicer eligibility qualifications of Fannie Mae or the Servicer shall fail to meet the servicer eligibility qualifications of Freddie Mac;

then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Purchaser, by notice in writing to the Servicer, may, in addition to whatever rights the Purchaser may have at law or equity to damages, including injunctive relief and specific performance, commence termination of all the rights and obligations of the Servicer under this Agreement and in and to the Mortgage Loans and the proceeds thereof. Upon receipt by the Servicer of such written notice from the Purchaser stating that they intend to terminate the Servicer as a result of such Event of Default, all authority and power of the Servicer under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Subsection 14.02. Upon written request from the Purchaser, the Servicer shall prepare, execute and deliver to a successor any and all documents and other instruments, place in such successor's possession all Mortgage Files and do or cause to be done all other acts or things necessary or appropriate to effect the purposes of such notice of termination, including, but not limited to, the transfer and endorsement or assignment of the Mortgage Loans and related documents to the successor at the Servicer's sole expense. The Servicer agrees to cooperate with the Purchaser and such successor in effecting the termination of the Servicer's responsibilities and rights hereunder, including, without limitation, the transfer to such successor for administration by it of all amounts which shall at the time be credited by the Servicer to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans.

     Subsection 13.02  Waiver of Default.
                       -----------------

     The Purchaser may waive any default by the Servicer in the performance of its obligations hereunder and its consequences. Upon any waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereto except to the extent expressly so waived.

     SECTION 14.   Termination.
                   -----------

     Subsection 14.01  Termination.
                       -----------

     The respective obligations and responsibilities of the Servicer, as servicer, shall terminate upon (a) the distribution to the Purchaser of the final payment or liquidation with respect to the last Mortgage Loan (or advances of same by the Servicer) or (b) the disposition of all property acquired upon foreclosure or deed in lieu of foreclosure with respect to the last Mortgage Loan and the remittance of all funds due hereunder. Upon written request from the Purchaser in connection with any such termination, the Servicer shall prepare, execute and deliver, any and all documents and other instruments, place in the Purchaser's possession all Mortgage Files, and do or accomplish all other acts or things necessary or appropriate to effect the purposes of such notice of termination, whether to complete the transfer and endorsement or assignment of the Mortgage Loans and related documents, or otherwise, at the Purchaser's sole expense. The Servicer agrees to cooperate with the Purchaser and such successor in effecting the termination of the Servicer's responsibilities and rights hereunder as servicer, including, without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Servicer to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans.

     Subsection 14.02  Successors to the Servicer.
                       --------------------------

     Prior to the termination of the Servicer's responsibilities and duties under this Agreement pursuant to Subsections 12.04, 13.01 or 14.01, the Purchaser shall, (a) succeed to and assume all of the Servicer's responsibilities, rights, duties and obligations under this Agreement or (b) appoint a successor which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Servicer under this Agreement upon such termination. In connection with such appointment and assumption, the Purchaser may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as it and such successor shall agree. In the event that the Servicer's duties, responsibilities and liabilities under this Agreement shall be terminated pursuant to the aforementioned Subsections, the Servicer shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of the Servicer pursuant to the aforementioned Subsections shall not become effective until a successor shall be appointed pursuant to this Subsection and shall in no event relieve the Seller of the representations and warranties made pursuant to Subsections 7.01 and 7.02 and the remedies available to the Purchaser under Subsection 7.03, it being understood and agreed that the provisions of such Subsections 7.01 and 7.02 shall be applicable to the Seller notwithstanding any such resignation or termination of the Servicer, or the termination of this Agreement.

     Any successor appointed as provided herein shall execute, acknowledge and deliver to the Servicer and to the Purchaser an instrument accepting such appointment, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Servicer, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Servicer or this Agreement pursuant to Subsections 12.04, 13.01 or 14.01 shall not affect any claims that the Purchaser may have against the Servicer arising prior to any such termination or resignation.

     The Servicer shall promptly deliver to the successor the funds in the Custodial Account and Escrow Account and all Mortgage Files and related documents and statements held by it hereunder and the Servicer shall account for all funds and shall execute and deliver such instruments and do such other things as may reasonably be required to more fully and definitively vest in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Servicer.

     Upon a successor's acceptance of appointment as such, the Servicer shall notify by mail the Purchaser of such appointment.

     SECTION 15.   Notices.
                   -------

     All demands, notices and communications hereunder shall be in writing and shall be deemed to have been duly given if mailed, by registered or certified mail, return receipt requested, or, if by other means, when received by the other party at the address as follows:

     (a)       if to the Purchaser:

               EMC Mortgage Corporation
               Mac Arthur Ridge II
               909 Hidden Ridge Drive, Suite 200
               Irving, Texas 75038
               Attention:  Ms. Raylene Ruyle

     (b)       if to the Seller:

               Bank of America, National Association
               201 North Tryon Street
               Charlotte, North Carolina 28255
               Attention:  Secondary Marketing Manager

     (c)       if to the Servicer:

               Bank of America, National Association
               475 Crosspoint Parkway
               Getzville, New York 14068-9000
               Attention: Servicing Manager

or such other address as may hereafter be furnished to the other party by like notice. Any such demand, notice or communication hereunder shall be deemed to have been received on the date delivered to or received at the premises of the addressee (as evidenced, in the case of registered or certified mail, by the date noted on the return receipt).

     SECTION 16.   Severability Clause.
                   -------------------

     Any part, provision, representation or warranty of this Agreement which is prohibited or which is held to be void or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any part, provision, representation or warranty of this Agreement which is prohibited or unenforceable or is held to be void or unenforceable in any jurisdiction shall be ineffective, as to such jurisdiction, to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction as to any Mortgage Loan shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law which prohibits or renders void or unenforceable any provision hereof. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate, in good-faith, to develop a structure the economic effect of which is nearly as possible the same as the economic effect of this Agreement without regard to such invalidity.

     SECTION 17.   No Partnership.
                   --------------

     Nothing herein contained shall be deemed or construed to create a co-partnership or joint venture between the parties hereto and the services of the Servicer shall be rendered as an independent contractor and not as agent for the Purchaser.

     SECTION 18.   Counterparts.
                   ------------

     This Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original, and all such counterparts shall constitute one and the same instrument.

     SECTION 19.   Governing Law.
                   -------------

     EXCEPT TO THE EXTENT PREEMPTED BY FEDERAL LAW, THE AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK AND THE OBLIGATIONS, RIGHTS AND REMEDIES OF THE PARTIES HEREUNDER SHALL BE DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO THE CONFLICTS OF LAWS PROVISIONS OF NEW YORK OR ANY OTHER JURISDICTION.

     SECTION 20.   Intention of the Parties.
                   ------------------------

     It is the intention of the parties that the Purchaser is purchasing, and the Seller is selling, the Mortgage Loans and not a debt instrument of the Seller or another security. Accordingly, the parties hereto each intend to treat the transaction for federal income tax purposes as a sale by the Seller, and a purchase by the Purchaser, of the Mortgage Loans. The Purchaser shall have the right to review the Mortgage Loans and the related Mortgage Files to determine the characteristics of the Mortgage Loans which shall affect the federal income tax consequences of owning the Mortgage Loans and the Seller shall cooperate with all reasonable requests made by the Purchaser in the course of such review.

     It is not the intention of the parties that such conveyances be deemed a pledge thereof. However, in the event that, notwithstanding the intent of the parties, such assets are held to be the property of the Seller or if for any other reason this Agreement is held or deemed to create a security interest in either such assets, then (a) this Agreement shall be deemed to be a security agreement within the meaning of the Uniform Commercial Code of the State of New York and (b) the conveyances provided for in this Agreement shall be deemed to be an assignment and a grant by the Seller to the Purchaser of a security interest in all of the assets transferred, whether now owned or hereafter acquired.

     SECTION 21.   Waivers.
                   -------

     No term or provision of this Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     SECTION 22.   Exhibits.
                   --------

     The exhibits to this Agreement are hereby incorporated and made a part hereof and are an integral part of this Agreement.

     SECTION 23.   General Interpretive Principles.
                   -------------------------------

     For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

          (a) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

          (b) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;

          (c) references herein to "Articles," "Sections," "Subsections," "Paragraphs" and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs and other subdivisions of this Agreement;

          (d)     reference  to  a  Subsection  without  further  reference to a
     Section  is  a  reference  to  such  Subsection  as  contained  in the same
     Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

          (e) the words "herein," "hereof," "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision; and

          (f) the term "include" or "including" shall mean without limitation by reason of enumeration.

     SECTION 24.   Reproduction of Documents.
                   -------------------------

     This Agreement and all documents relating thereto, including, without limitation (a) consents, waivers and modifications which may hereafter be executed, (b) documents received by any party at the closing and (c) financial statements, certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process. The parties hereto agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party hereto in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

     SECTION 25.   Amendment.
                   ---------

     This Agreement may be amended from time to time by the Purchaser, the Seller and the Servicer by written agreement signed by the parties hereto.

     SECTION 26.   Confidentiality.
                   ---------------

     Each of the Purchaser, the Seller and the Servicer shall employ proper procedures and standards designed to maintain the confidential nature of the terms of this Agreement, except to the extent (a) the disclosure of which is reasonably believed by such party to be required in connection with regulatory requirements or other legal requirements relating to its affairs; (b) disclosed to any one or more of such party's employees, officers, directors, agents, attorneys or accountants who would have access to the contents of this Agreement and such data and information in the normal course of the performance of such person's duties for such party, to the extent such party has procedures in effect to inform such person of the confidential nature thereof; (c) that is disclosed in a prospectus, prospectus supplement or private placement memorandum relating to a Securitization of the Mortgage Loans by the Purchaser (or an affiliate assignee thereof) or to any person in connection with the resale or proposed resale of all or a portion of the Mortgage Loans by such party in accordance with the terms of this Agreement; and (d) that is reasonably believed by such party to be necessary for the enforcement of such party's rights under this Agreement.

     SECTION 27.   Entire Agreement.
                   ----------------

     This Agreement constitutes the entire agreement and understanding relating to the subject matter hereof between the parties hereto and any prior oral or written agreements between them shall be deemed to have merged herewith.

     SECTION 28.   Further Agreements; Securitization.
                   ----------------------------------

     The Seller, the Servicer and the Purchaser each agree to execute and deliver to the other such reasonable and appropriate additional documents, instruments or agreements as may be necessary or appropriate to effectuate the purposes of this Agreement.

     The Seller and the Servicer each agree to enter into additional documents, instruments or agreements as may be necessary to effect one or more Securitizations of the Mortgage Loans. The parties also agree that the provisions of this Agreement may be altered in a manner reasonably acceptable to the Servicer if necessary to effect a Securitization (including, but not limited to, any changes required (i) to satisfy Rating Agency requirements or (ii) to qualify for treatment as one or more real estate mortgage investment conduits). All reasonable out of pocket costs actually incurred by the Seller and the Servicer, including reasonable attorney's fees and accountant's fees (such attorney's and accountant's fees not to exceed $20,000), in connection with performing its obligations under this Section 28 with respect to a Securitization shall be reimbursed by the Purchaser upon demand therefor.

     SECTION 29.   Successors and Assigns.
                   ----------------------

     This Agreement shall bind and inure to the benefit of and be enforceable by the initial Purchaser, the Seller and the Servicer, and the respective successors and assigns of the Purchaser, the Seller and the Servicer. The initial Purchaser and any subsequent purchasers may assign this Agreement to any Person to whom any Mortgage Loan is transferred pursuant to a sale or financing upon prior written notice to the Servicer in accordance with the following paragraph; provided, however, that the Servicer shall not be required to service the Mortgage Loans for more than three (3) Persons for assignees of EMC Mortgage Corporation or its respective affiliates at any time and shall not recognize any assignment of this Agreement to the extent that following such assignment more than such number of Persons would be purchasers hereunder. As used herein, the trust formed in connection with a Securitization shall be deemed to constitute a single "Person." Upon any such assignment and written notice thereof to the Servicer, the Person to whom such assignment is made shall succeed to all rights and obligations of the Purchaser under this Agreement to the extent of the related Mortgage Loan or Mortgage Loans and this Agreement, to the extent of the related Mortgage Loan or Mortgage Loans, shall be deemed to be a separate and distinct agreement between the Servicer and such purchaser, and a separate and distinct agreement between the Servicer and each other purchaser to the extent of the other related Mortgage Loan or Mortgage Loans.

     At least five (5) Business Days prior to the end of the month preceding the date upon which the first remittance is to be made to an assignee of the Purchaser, the Purchaser shall provide to the Servicer written notice of any assignment setting forth: (a) the Servicer's applicable Mortgage Loan identifying number for each of the Mortgage Loans affected by such assignment;
(b) the aggregate scheduled transfer balance of such Mortgage Loans; and (c) the full name, address and wiring instructions of the assignee and the name and telephone number of an individual representative for such assignee, to whom the Servicer should: (i) send remittances; (ii) send any notices required by or provided for in this Agreement; and (iii) deliver any legal documents relating to the Mortgage Loans (including, but not limited to, contents of any Mortgage File obtained after the effective date of any assignment).

     If the Purchaser has not provided the notice of assignment required by this
Section 29, the Servicer shall not be required to treat any other Person as a "Purchaser" hereunder and may continue to treat the Purchaser which purports to assign the Agreement as the "Purchaser" for all purposes of this Agreement.

     SECTION 30.   Non-Solicitation.
                   ----------------

     From and after the Closing Date, the Seller, the Servicer and any of their respective affiliates hereby agrees that it will not take any action or permit or cause any action to be taken by any of its agents or affiliates, or by any independent contractors on its behalf, to personally, by telephone or mail, solicit a Mortgagor under any Mortgage Loan for the purpose of refinancing a Mortgage Loan, in whole or in part, without the prior written consent of the Purchaser. It is understood and agreed that all rights and benefits relating to the solicitation of any Mortgagors and the attendant rights, title and interest in and to the list of such Mortgagors and data relating to their Mortgages (including insurance renewal dates) shall be transferred to the Purchaser pursuant hereto on the Closing Date and none of the Seller, the Servicer or any of their respective affiliates shall take any action to undermine these rights and benefits.

     Notwithstanding the foregoing, it is understood and agreed that the Seller, the Servicer or any of their respective affiliates:

          (a) may advertise its availability for handling refinancings of mortgages in its portfolio, including the promotion of terms it has available for such refinancings, through the sending of letters or promotional material, so long as it does not specifically target Mortgagors and so long as such promotional material either is sent to the mortgagors for all of the mortgages in the A-quality servicing portfolio of the Seller, the Servicer and any of their affiliates (those it owns as well as those serviced for others) or sent to all of the mortgagors who have specific types of mortgages (such as FHA, VA, conventional fixed-rate or conventional adjustable-rate, or sent to those mortgagors whose mortgages fall within specific interest rate ranges;

          (b) may provide pay-off information and otherwise cooperate with individual mortgagors who contact it about prepaying their mortgages by advising them of refinancing terms and streamlined origination arrangements that are available; and

          (c) may offer to refinance a Mortgage Loan made within thirty (30) days following receipt by it of a pay-off request from the related Mortgagor.

     Promotions undertaken by the Seller or the Servicer or by any affiliate of the Seller or the Servicer which are directed to the general public at large
(including, without limitation, mass mailing based on commercially acquired mailing lists, newspaper, radio and television advertisements), shall not constitute solicitation under this Section 30.

     SECTION 31.  Protection of Consumer Information.
                  ----------------------------------

     The Purchaser agrees that the Purchaser (i) shall comply with any applicable laws and regulations regarding the privacy and security of Consumer Information, (ii) shall not use Consumer Information in any manner inconsistent with any applicable laws and regulations regarding the privacy and security of Consumer Information, (iii) shall not disclose Consumer Information to third parties except at the specific written direction of the Seller or the Servicer,
(iv) shall maintain adequate physical, technical and administrative safeguards to protect Consumer Information from unauthorized access and (v) shall immediately notify the Seller of any actual or suspected breach of the confidentiality of Consumer Information.


(page)
The Purchaser agrees that the Purchaser shall indemnify, defend and hold the Seller and the Servicer harmless from and against any loss, claim or liability the Seller or the Servicer may suffer by reason of the Purchaser's failure to perform the obligations set forth in this Section 31.

                         [SIGNATURES ON FOLLOWING PAGE]

     IN WITNESS WHEREOF, the Purchaser, the Seller and the Servicer have caused their names to be signed hereto by their respective officers thereunto duly authorized on the date first above written.

                                   EMC MORTGAGE CORPORATION,

                                   as Purchaser


                                   By:
                                          --------------------------------------
                                   Name:
                                          --------------------------------------
                                   Title:
                                          --------------------------------------


                                   BANK OF AMERICA, NATIONAL ASSOCIATION,

                                   as Seller and as Servicer


                                   By:
                                          --------------------------------------
                                   Name:
                                          --------------------------------------
                                   Title:
                                          --------------------------------------


   [Signature page to Amended and Restated Flow Mortgage Loan Sale and Servicing
                      Agreement, dated as of April 1, 2005]

                                    EXHIBIT 1

                             MORTGAGE LOAN DOCUMENTS

With respect to each Mortgage Loan, the Mortgage Loan Documents shall consist of the following:

          (a) the original Mortgage Note bearing all intervening endorsements, endorsed in blank and signed in the name of the Seller by an officer thereof, together with any applicable original BPP Addendum, or, if the original Mortgage Note has been lost or destroyed, a lost note affidavit substantially in the form of Exhibit 4 hereto;
                                                  ----------

          (b) the original Assignment of Mortgage with assignee's name left blank;

          (c) the original of any guarantee executed in connection with the Mortgage Note;

          (d) the original Mortgage with evidence of recording thereon, or if any such mortgage has not been returned from the applicable recording office or has been lost, or if such public recording office retains the original recorded mortgage, a photocopy of such mortgage certified by the Seller to be a true and complete copy of the original recorded mortgage;

          (e) the originals of all assumption, modification, consolidation or extension agreements, if any, with evidence of recording thereon;

          (f) the originals of all intervening assignments of mortgage with evidence of recording thereon, or if any such intervening assignment of mortgage has not been returned from the applicable recording office or has been lost or if such public recording office retains the original recorded assignments of mortgage, a photocopy of such intervening assignment of mortgage, certified by the Seller to be a true and complete copy of the original recorded intervening assignment of mortgage;

          (g) (i) the original mortgagee title insurance policy including an Environmental Protection Agency Endorsement and, with respect to any Adjustable Rate Mortgage Loan, an adjustable-rate endorsement, (ii) with respect to certain Refinanced Mortgage Loans, a title search report or other evidence of title [or (iii) in the case of any jurisdiction where title insurance polices are generally not available, an opinion of counsel of the type customarily rendered in such jurisdictions in lieu of title insurance];

          (h) the original of any security agreement, chattel mortgage or equivalent document executed in connection with the Mortgage; and

          (i)     a  copy  of  any  applicable  power  of  attorney.

                                    EXHIBIT 2

                         CONTENTS OF EACH MORTGAGE FILE

     With respect to each Mortgage Loan, the Mortgage File shall include each of the following items, unless otherwise disclosed to the Purchaser on the data tape, which shall be available for inspection by the Purchaser and which shall be retained by the Servicer or delivered to the Purchaser:

          (a)     Copies  of  the  Mortgage  Loan  Documents.

          (b)     Residential  loan  application.

          (c)     Mortgage  Loan  closing  statement.

          (d)     Verification  of  employment  and  income,  if  required.

          (e) Verification of acceptable evidence of source and amount of down payment.

          (f) Credit report on Mortgagor, in a form acceptable to either Fannie Mae or Freddie Mac.

          (g)     Residential  appraisal  report.

          (h)     Photograph  of  the  Mortgaged  Property.

          (i) Survey of the Mortgaged Property, unless a survey is not required by the title insurer.

          (j) Copy of each instrument necessary to complete identification of any exception set forth in the exception schedule in the title policy, i.e., map or plat, restrictions, easements, home owner association declarations, etc.

          (k)     Copies  of  all  required  disclosure  statements.

          (l) If applicable, termite report, structural engineer's report, water potability and septic certification.

          (m)     Sales  Contract,  if  applicable.

          (n) The Primary Mortgage Insurance policy or certificate of insurance or electronic notation of the existence of such policy, where required pursuant to the Agreement.

          (o) Evidence of electronic notation of the hazard insurance policy, and, if required by law, evidence of the flood insurance policy.

                                    EXHIBIT 3

                             UNDERWRITING GUIDELINES

                          [ON FILE WITH THE PURCHASER]

                                    EXHIBIT 4

                           FORM OF LOST NOTE AFFIDAVIT


     ______________________________, being first duly sworn upon oath deposes and states:

     That he/she is authorized by Bank of America, National Association ("B of A") to execute this Lost Note Affidavit on behalf of B of A. Notwithstanding anything contained herein, he/she shall have no personal liability pursuant to this Lost Note Affidavit.

     That the note dated ______________, executed by _______________ in the original principal sum of $____________, payable to the order of __________________ and secured by a mortgage (or deed of trust or other instrument creating a lien securing the Note (as defined below)) of even date on premises commonly known as ________________________________
____________________________,  a  copy  of which is attached hereto as Exhibit A
                                                                       ---------
(the "Note") was lost and /or destroyed and the affiant herein has no knowledge of the location or whereabouts of said Note and said Note has not been paid, satisfied, transferred, assigned, pledged, or hypothecated in any way.

     NOW THEREFORE, for and in consideration of _______________and its successors and/or assigns, accepting a certified copy of the Note identified on Exhibit "A" in lieu of the original Note, B of A does hereby agree to defend, indemnify and hold harmless __________ _______________ its respective transferees, and their respective assigns (the "Indemnified") from and against any and all loss or damage, together with all reasonable costs, charges and expenses (whether or not a lawsuit is filed) (collectively, the "Loss") incurred as a result of the inability to enforce the Note in accordance with its terms due to the lack of an original Note or incurred by reason of any claim, demand, suit, cause of action or proceeding by a third party arising out of the Indemnified's inability to enforce the Note according to its terms or the inability to receive any related insurance proceeds due to the lack of an original Note by a third party. B of A shall pay any such Loss upon demand provided that B of A is notified of any such Loss in writing, after __________ or transferee becomes aware of same, at the following address: Bank of America, 201 North Tryon Street, 5th Floor, Charlotte, North Carolina 28255; Attention:
Secondary  Marketing  Manager;  with copy to _______________________; Attention:
________________. B of A does hereby further agree that should the original Note ever be found by it, it will promptly notify _________________ or its respective transferees, or their respective assigns, as applicable, and upon receipt by B of A of the original Note, will endorse to _______________ or its designee or transferee, as applicable, without recourse, such original Note and promptly forward said Note to_______________ or its designee or transferee, as applicable. Upon receipt to the original Note by __________________ this indemnification agreement shall become null and void as to any loss accruing subsequent to _____________ ___________'s receipt of such original Note, however, B of A shall remain liable as to any loss accruing on or prior to __________________'s receipt of such original Note.


     Executed  this  _______day  of  _________________,  200__.

                                        BANK OF AMERICA, NATIONAL ASSOCIATION


                                        By:
                                           -------------------------------------

                                        Witness:
                                                --------------------------------


     Subscribed and sworn to before me this _______ day of_________________, 200__.


----------------------------------------
Notary Public

                                    EXHIBIT 5

                        FORM OF MONTHLY REMITTANCE REPORT

                                    EXHIBIT 6

                               FORM OF TERM SHEET

          CLOSING DATE:
                       --------------------

     This Term Sheet (this "Term Sheet"), dated as of _______ (the "Closing Date"), confirms the sale by Bank of America, National Association (the "Seller") to EMC Mortgage Corporation (the "Purchaser"), and the purchase by the Purchaser from the Seller, of the first lien residential mortgage loans on a servicing retained basis described on the Mortgage Loan Schedule attached as
Schedule I hereto (the "Mortgage Loans"), pursuant to the terms of the Amended and Restated Flow Mortgage Loan Sale and Servicing Agreement (the "Flow Sale and Servicing Agreement"), dated as of April 1, 2005, by and between the Purchaser and the Seller. Capitalized terms that are used herein but are not defined herein shall have the respective meanings set forth in the Flow Sale and Servicing Agreement.

     For good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Seller does hereby bargain, sell, convey, assign and transfer to Purchaser without recourse, except as provided in the Flow Sale and Servicing Agreement, and on a servicing retained basis, all right, title and interest of the Seller in and to each of the Mortgage Loans, together with all documents maintained as part of the related Mortgage Files, all Mortgaged Properties which secure any Mortgage Loan but are acquired by foreclosure, deed in lieu of foreclosure after the Cut-off Date or otherwise, all payments of principal and interest received on the Mortgage Loans after the Cut-off Date, all other unscheduled collections collected in respect of the Mortgage Loans after the Cut-off Date, and all proceeds of the foregoing, subject, however, to the rights of the Seller under the Flow Sale and Servicing Agreement.

     The Seller has delivered to the Purchaser or its designee prior to the date hereof the documents with respect to each Mortgage Loan required to be delivered under the Flow Sale and Servicing Agreement.

     For purposes of the Mortgage Loans sold pursuant to this Term Sheet, certain terms shall be as set forth below:

     Cut-off Date Principal Balance:  $
     -------------------------------   -----------------------
     Closing Date:
     -------------------------------   -----------------------
     Cut-off Date:
     -------------------------------   -----------------------
     Purchase Price Percentage:                %
     -------------------------------   -------
     Servicing Fee Rate:                       %
     -------------------------------   -------

                         [SIGNATURES ON FOLLOWING PAGE]


(page)
     IN WITNESS WHEREOF, the parties hereto, by the hands of their duly authorized officers, execute this Term Sheet as of the Closing Date referred to above.


EMC MORTGAGE CORPORATION                BANK OF AMERICA, NATIONAL ASSOCIATION
as Purchaser                            as Seller


By:                                     By:
   ---------------------------------          ----------------------------------

Name:                                   Name:
   ---------------------------------          ----------------------------------

Its:                                    Its:
   ---------------------------------          ----------------------------------

By:
   ---------------------------------

Name:
   ---------------------------------

Its:
   ---------------------------------

                                    EXHIBIT 7

              FORM OF CERTIFICATION TO BE PROVIDED BY THE SERVICER

          I, [identify the certifying individual], certify to _______________, and its officers, directors, agents and affiliates, and with the knowledge and intent that they will rely upon this certification, that:

          1. Based on my knowledge, the information in the Annual Statement of Compliance, the Annual Independent Public Accountant's Servicing Report and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans submitted by the Servicer to the Master Servicer taken as a whole (and as amended or corrected in writing to the Master Servicer), does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the date of this certification;

          2. The servicing information required to be provided to the Master Servicer by the Servicer under the Servicing Agreement has been provided to the Master Servicer;

          3. I am responsible for reviewing the activities performed by the Servicer under the Servicing Agreement and based upon the review required by the Servicing Agreement, and except as disclosed in the Annual Statement of Compliance or the Annual independent Public Accountant's Servicing Report, the Servicer has, for the period covered by the Form 10-K fulfilled its obligation under the Servicing Agreement; and

          4. The Servicer has disclosed to the Servicer's Certified Public Accountants all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers of similar standard as set forth in the Servicing Agreement.

          Capitalized terms used but not defined herein have the meanings ascribed to them in the Amended and Restated Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2005 (the "Servicing Agreement"), between Bank of America, National Association and EMC Mortgage Corporation.


                                        BANK OF AMERICA, NATIONAL ASSOCIATION

                                        By:
                                               --------------------------
                                        Name:
                                               --------------------------
                                        Title:
                                               --------------------------
                                        Date:
                                               --------------------------







                           EMC Mortgage Corporation,

                                   Purchaser


                                      and

                         Countrywide Home Loans, Inc.,

                                    Company


            -------------------------------------------------------

                  SELLER'S WARRANTIES AND SERVICING AGREEMENT

                         Dated as of September 1, 2002

            -------------------------------------------------------

                   Residential Adjustable Rate Mortgage Loans


(page)

                                TABLE OF CONTENTS


                                                                             Page


                                    ARTICLE I
                                   DEFINITIONS


                                    ARTICLE II

           CONVEYANCE OF MORTGAGE LOANS; POSSESSION OF MORTGAGE FILES;
                     BOOKS AND RECORDS; DELIVERY OF DOCUMENTS
Section 2.01   Conveyance of Mortgage Loans; Possession of Mortgage Files;
                 Maintenance of Servicing Files.. . . . . . . . . . . . . .    13
Section 2.02   Books and Records; Transfers of Mortgage Loans.. . . . . . .    14
Section 2.03   Delivery of Documents. . . . . . . . . . . . . . . . . . . .    15

                                   ARTICLE III

               REPRESENTATIONS AND WARRANTIES; REMEDIES AND BREACH

Section 3.01   Company Representations and Warranties.. . . . . . . . . . .    16
Section 3.02   Representations and Warranties Regarding Individual Mortgage
                 Loans. . . . . . . . . . . . . . . . . . . . . . . . . . .    18
Section 3.03   Remedies for Breach of Representations and Warranties.          28
Section 3.04   Indemnification. . . . . . . . . . . . . . . . . . . . . . .    29
Section 3.05   Repurchase Upon Conversion.. . . . . . . . . . . . . . . . .    30
Section 3.06   Restrictions and Requirements Applicable in the Event
                 that a Mortgage Loan is Acquired by a REMIC. . . . . . . .    30
Section 3.07   Review of Mortgage Loans . . . . . . . . . . . . . . . . . .    31

                                   ARTICLE IV

                  ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

Section 4.01   Company to Act as Servicer.. . . . . . . . . . . . . . . . .    32
Section 4.02   Liquidation of Mortgage Loans. . . . . . . . . . . . . . . .    34
Section 4.03   Collection of Mortgage Loan Payments.. . . . . . . . . . . .    35
Section 4.04   Establishment of and Deposits to Custodial Account.. . . . .    35
Section 4.05   Permitted Withdrawals From Custodial Account.. . . . . . . .    37
Section 4.06   Establishment of and Deposits to Escrow Account. . . . . . .    38
Section 4.07   Permitted Withdrawals From Escrow Account. . . . . . . . . .    38
Section 4.08   Payment of Taxes, Insurance and Other Charges. . . . . . . .    39
Section 4.09   Protection of Accounts.. . . . . . . . . . . . . . . . . . .    39
Section 4.10   Maintenance of Hazard Insurance. . . . . . . . . . . . . . .    40
Section 4.11   Maintenance of Mortgage Impairment Insurance.. . . . . . . .    42
Section 4.12   Maintenance of Fidelity Bond and Errors and Omissions
                 Insurance. . . . . . . . . . . . . . . . . . . . . . . . .    42
Section 4.13   Inspections. . . . . . . . . . . . . . . . . . . . . . . . .    42
Section 4.14   Restoration of Mortgaged Property. . . . . . . . . . . . . .    43
Section 4.15   Maintenance of PMI and LPMI Policy; Claims.. . . . . . . . .    43
Section 4.16   Title, Management and Disposition of REO Property. . . . . .    45
Section 4.17   Real Estate Owned Reports. . . . . . . . . . . . . . . . . .    46
Section 4.18   Liquidation Reports. . . . . . . . . . . . . . . . . . . . .    46
Section 4.19   Reports of Foreclosures and Abandonments of Mortgaged
                 Property.. . . . . . . . . . . . . . . . . . . . . . . . .    46
Section 4.20   Notification of Adjustments. . . . . . . . . . . . . . . . .    46

                                   ARTICLE V

                              PAYMENTS TO PURCHASER

Section 5.01   Remittances. . . . . . . . . . . . . . . . . . . . . . . . .    47
Section 5.02   Statements to Purchaser. . . . . . . . . . . . . . . . . . .    47
Section 5.03   Monthly Advances by Company. . . . . . . . . . . . . . . . .    48

                                   ARTICLE VI

                          GENERAL SERVICING PROCEDURES

Section 6.01   Transfers of Mortgaged Property. . . . . . . . . . . . . . .    48
Section 6.02   Satisfaction of Mortgages and Release of Mortgage Files. . .    49
Section 6.03   Servicing Compensation.. . . . . . . . . . . . . . . . . . .    50
Section 6.04   Annual Statement as to Compliance. . . . . . . . . . . . . .    50
Section 6.05   Annual Independent Public Accountants' Servicing Report. . .    51
Section 6.06   Right to Examine Company Records.. . . . . . . . . . . . . .    51

                                  ARTICLE VII

                     AGENCY TRANSFER; PASS-THROUGH TRANSFER

Section 7.01   Removal of Mortgage Loans from Inclusion Under this
                 Agreement Upon an Agency Transfer, or a Pass-Through
                 Transfer on One or More Reconstitution Dates.. . . . . . .    51
Section 7.02   Purchaser's Repurchase and Indemnification Obligations.. . .    52

                                  ARTICLE VIII

                              COMPANY TO COOPERATE

Section 8.01   Provision of Information.. . . . . . . . . . . . . . . . . .    53
Section 8.02   Financial Statements; Servicing Facility.. . . . . . . . . .    53

                                   ARTICLE IX

                                  THE COMPANY

Section 9.01   Indemnification; Third Party Claims. . . . . . . . . . . . .    54
Section 9.02   Merger or Consolidation of the Company.. . . . . . . . . . .    54
Section 9.03   Limitation on Liability of Company and Others. . . . . . . .    55
Section 9.04   Limitation on Resignation and Assignment by Company. . . . .    55

                                   ARTICLE X

                                    DEFAULT

Section 10.01  Events of Default. . . . . . . . . . . . . . . . . . . . . .    56
Section 10.02  Waiver of Defaults.. . . . . . . . . . . . . . . . . . . . .    57

                                   ARTICLE XI

                                  TERMINATION

Section 11.01  Termination. . . . . . . . . . . . . . . . . . . . . . . . .    57
Section 11.02  Termination Without Cause. . . . . . . . . . . . . . . . . .    58

                                  ARTICLE XII

                            MISCELLANEOUS PROVISIONS

Section 12.01  Successor to Company.. . . . . . . . . . . . . . . . . . . .    58
Section 12.02  Amendment. . . . . . . . . . . . . . . . . . . . . . . . . .    59
Section 12.03  Governing Law. . . . . . . . . . . . . . . . . . . . . . . .    59
Section 12.04  Duration of Agreement. . . . . . . . . . . . . . . . . . . .    59
Section 12.05  Notices. . . . . . . . . . . . . . . . . . . . . . . . . . .    59
Section 12.06  Severability of Provisions.. . . . . . . . . . . . . . . . .    60
Section 12.07  Relationship of Parties. . . . . . . . . . . . . . . . . . .    60
Section 12.08  Execution; Successors and Assigns. . . . . . . . . . . . . .    60
Section 12.09  Recordation of Assignments of Mortgage.. . . . . . . . . . .    60
Section 12.10  Assignment by Purchaser. . . . . . . . . . . . . . . . . . .    61
Section 12.11  No Personal Solicitation.. . . . . . . . . . . . . . . . . .    61


(page)
                                    EXHIBITS

EXHIBIT A      MORTGAGE LOAN SCHEDULE
EXHIBIT B      CONTENTS OF EACH MORTGAGE FILE
EXHIBIT C      MORTGAGE LOAN DOCUMENTS
EXHIBIT D-1    FORM OF CUSTODIAL ACCOUNT
               CERTIFICATION
EXHIBIT D-2    FORM OF CUSTODIAL ACCOUNT
               LETTER AGREEMENT
EXHIBIT E-1    FORM OF ESCROW ACCOUNT CERTIFICATION
EXHIBIT E-2    FORM OF ESCROW ACCOUNT
               LETTER AGREEMENT
EXHIBIT F      FORM OF MONTHLY REMITTANCE ADVICE
EXHIBIT G      FORM OF ASSIGNMENT AND ASSUMPTION
EXHIBIT H      UNDERWRITING GUIDELINES


(page)
          This is a Seller's Warranties and Servicing Agreement for residential adjustable rate first lien mortgage loans, dated and effective as of September 1, 2002, and is executed between EMC Mortgage Corporation, as purchaser (the "Purchaser"), and Countrywide Home Loans, Inc., as seller and servicer (the
 ---------
"Company").
 -------

                              W I T N E S S E T H:

          WHEREAS, from time to time the Purchaser has agreed to purchase from the Company and from time to time the Company has agreed to sell to the Purchaser certain Mortgage Loans (excluding the right to service the Mortgage Loans which the Company expressly retains);

          WHEREAS, each of the Mortgage Loans is secured by a mortgage, deed of trust or other security instrument creating a first lien on a residential dwelling located in the jurisdiction indicated on the related Mortgage Loan Schedule, which is annexed hereto as Exhibit A;
                                           ----------
     WHEREAS, the Company has agreed to service, from time to time, certain of the Mortgage Loans acquired by the Purchaser in accordance with the terms and provisions of this Agreement; and

     WHEREAS, the Purchaser and the Company wish to prescribe the manner of purchase of the Mortgage Loans and the management, servicing and control of the Mortgage Loans which from time to time are subject to this Agreement.


          NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Purchaser and the Company agree as follows:

                                    ARTICLE I

                                   DEFINITIONS
                                   -----------

          Whenever used herein, the following words and phrases, unless the context otherwise requires, shall have the following meanings:

          Accepted  Servicing  Practices:  With  respect  to  any Mortgage Loan,
          ------------------------------
those mortgage servicing practices of prudent mortgage lending institutions which service mortgage loans of the same type as such Mortgage Loan in the jurisdiction where the related Mortgaged Property is located.

          Agency  Transfer:  The sale or transfer by Purchaser of some or all of
          ----------------
the Mortgage Loans to Fannie Mae under its Cash Purchase Program or its MBS Swap Program (Special Servicing Option) or to Freddie Mac under its Freddie Mac Cash Program or Gold PC Program, retaining the Company as "servicer thereunder".

          Agreement:  This  Seller's  Warranties and Servicing Agreement and all
          ---------
amendments  hereof  and  supplements  hereto.

          ALTA:  The  American  Land Title Association or any successor thereto.
          ----

          Appraised  Value:  The  value  set  forth  in  an  appraisal  made  in
          ----------------
connection with the origination of the related Mortgage Loan as the value of the Mortgaged Property.

          Approved  Flood  Certification  Provider:  Any  provider acceptable to
          ----------------------------------------
Fannie  Mae  and  Freddie  Mac.

          Assignment and Conveyance: An Assignment and Conveyance in the form of
          -------------------------
Exhibit  6  to the Mortgage Loan Purchase Agreement dated as of the date hereof,
----------
by  and  between  the  Seller  and  the  Purchaser.

          Assignment  of  Mortgage:  An  assignment  of  the Mortgage, notice of
          ------------------------
transfer or equivalent instrument in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect the sale of the Mortgage to the Purchaser.

          BIF:  The  Bank  Insurance  Fund,  or  any  successor  thereto.
          ---

          Business  Day:  Any day other than (i) a Saturday or Sunday, or (ii) a
          -------------
day on which banking and savings and loan institutions in the State of New York or California are authorized or obligated by law or executive order to be closed.

          Closing  Date: The date set forth on the related Confirmation on which
          -------------
the Purchaser from time to time shall purchase and the Company from time to time shall sell, the Mortgage Loans listed on the related Mortgage Loan Schedule.

          Code:  The  Internal  Revenue  Code of 1986, as it may be amended from
          ----
time to time or any successor statute thereto, and applicable U.S. Department of the Treasury regulations issued pursuant thereto.

          Company:  Countrywide  Home  Loans, Inc., or its successor in interest
          -------
or assigns, or any successor to the Company under this Agreement appointed as herein provided.

          Condemnation  Proceeds:  All  awards  or  settlements  in respect of a
          ----------------------
Mortgaged Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

          Confirmation:  The  trade  confirmation  letter  between  the  parties
          ------------
hereto  which  relates  to  the  Mortgage  Loans  on  the  related Closing Date.

          Convertible  Mortgage  Loan:  Any  individual  Mortgage Loan purchased
          ---------------------------
pursuant to this Agreement which contains a provision whereby the Mortgagor is permitted to convert the Mortgage Loan to a fixed-rate mortgage loan at any time between the first anniversary and the fifth anniversary of the origination of the mortgage loan.

          Custodial  Account:  The  separate  account  or  accounts  created and
          ------------------
maintained  pursuant  to  Section  4.04.

          Custodial  Agreement:  That  certain  Custodial Agreement, dated as of
          --------------------
November  23,1999  by  and between the Purchaser and Wells Fargo Bank Minnesota,
N.A.

          Custodian:  The  Custodian  under  the  Custodial  Agreement,  or  its
          ---------
successor in interest or assigns or any successor to the Custodian under the Custodial Agreement as provided therein.

          Cut-off  Date:  The  date  set  forth  on  the  related  Confirmation.
          -------------

          Deleted  Mortgage  Loan:  A  Mortgage Loan which is repurchased by the
          -----------------------
Company in accordance with the terms of this Agreement and which is, in the case of a substitution pursuant to Section 3.03, replaced or to be replaced with a Qualified Substitute Mortgage Loan.

          Determination  Date:  The  15th  day  (or  if  such  15th day is not a
          -------------------
Business Day, the Business Day immediately preceding such 15th day) of the month of the related Remittance Date.

          Disqualified Organization:  An organization defined as such in Section
          -------------------------
860E(e)  of  the  Code.

          Due Date:  The day of the month on which the Monthly Payment is due on
          --------
a Mortgage Loan, exclusive of any days of grace. With respect to the Mortgage Loans for which payment from the Mortgagor is due on a day other than the first day of the month, such Mortgage Loans will be treated as if the Monthly Payment is due on the first day of the month of such Due Date.

          Due  Period:  With respect to each Remittance Date, the prior calendar
          -----------
month.

          Eligible  Investments:  Any  one  or  more  of  the  obligations  and
          ---------------------
securities listed below which investment provides for a date of maturity not later than the Determination Date in each month:

          (i) direct obligations of, and obligations fully guaranteed by, the United States of America, or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America; and

          (ii) federal funds, demand and time deposits in, certificates of deposits of, or bankers' acceptances issued by, any depository institution or trust company incorporated or organized under the laws of the United States of America or any state thereof and subject to supervision and examination by federal and/or state banking authorities, so long as at the time of such investment or contractual commitment providing for such investment the commercial paper or other short-term debt obligations of such depository institution or trust company (or, in the case of a depository institution or trust company which is the principal subsidiary of a holding company, the commercial paper or other short-term debt obligations of such holding company) are rated "P-1" by Moody's Investors Service, Inc. and the long-term debt obligations of such holding company) are rated "P-1" by Moody's Investors Service, Inc. and the long-term debt obligations of such depository institution or trust company (or, in the case of a depository institution or trust company which is the principal subsidiary of a holding company, the long-term debt obligations of such holding company) are rated at least "Aa" by Moody's Investors Service, Inc.;

          (iii) investments and securities otherwise acceptable to Fannie Mae and Freddie Mac.

provided,  however,  that  no such instrument shall be an Eligible Investment if
--------   -------
such instrument evidences either (i) a right to receive only interest payments with respect to the obligations underlying such instrument, or (ii) both principal and interest payments derived from obligations underlying such instrument and the principal and interest payments with respect to such instrument provide a yield to maturity of greater than 120% of the yield to maturity at par of such underlying obligations.

          Errors  and  Omissions  Insurance  Policy:  An  errors  and  omissions
          -----------------------------------------
insurance  policy  to  be  maintained  by  the Company pursuant to Section 4.12.

          Escrow  Account:  The  separate  account  or  accounts  created  and
          ---------------
maintained  pursuant  to  Section  4.06.

          Escrow  Payments:  With  respect  to  any  Mortgage  Loan, the amounts
          ----------------
constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other related document.

          Event  of  Default:  Any  one  of  the  conditions  or  circumstances
          ------------------
enumerated  in  Section  10.01.

          Fannie  Mae:  The  Federal  National  Mortgage  Association,  or  any
          -----------
successor  thereto.

          Fannie  Mae  Guides:  The Fannie Mae Sellers' Guide and the Fannie Mae
          -------------------
Servicers'  Guide  and  all  amendments  or  additions  thereto.

          FDIC:  The  Federal  Deposit  Insurance  Corporation, or any successor
          ----
thereto.

          Fidelity  Bond:  A  fidelity  bond  to  be  maintained  by the Company
          --------------
pursuant  to  Section  4.12.

          First  Remittance  Date:  As  stated  in  the  related  Mortgage  Loan
          -----------------------
Purchase  Agreement.

          5/1 ARM Mortgage Loan: Any individual Mortgage Loan purchased pursuant
          ---------------------
to this Agreement which contains a provision whereby the interest rate on such Mortgage Loan is fixed for the first five (5) years of the term of the related Mortgage Loan and which thereafter is converted to a Treasury Rate Mortgage Loan or a LIBOR Mortgage Loan except that the Periodic Rate Cap does not apply to the initial Interest Rate Adjustment Date for the related Mortgage Loan.

          Freddie  Mac:  The  Federal  Home  Loan  Mortgage  Corporation, or any
          ------------
successor  thereto.

          GEMICO:  General  Electric  Mortgage  Insurance  Corporation  or  any
          ------
successor  thereto.

          Gross Margin: With respect to each Mortgage Loan, the fixed percentage
          ------------
amount set forth on the related Mortgage Note, which amount is added to the Index in accordance with the terms of the related Mortgage Note to determine on each Interest Rate Adjustment Date, the Mortgage Interest Rate for such Mortgage Loan.

          Index: With respect to any individual Treasury Rate Mortgage Loan, and
          -----
with respect to any individual 10/1 ARM Mortgage Loan, 5/1 ARM Mortgage Loan or 3/1 ARM Mortgage Loan commencing from and after the 120th Monthly Payment, sixtieth Monthly Payment, or the thirty-sixth Monthly Payment thereof, respectively, Index shall mean a rate per annum equal to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year as published by the Federal Reserve Board in statistical release No. H 15 (519) or any similar publication as available 45 days prior to the Interest Rate Adjustment Date. With respect to any individual LIBOR Mortgage Loan, Index shall mean a rate per annum equal to the average of interbank offered rates for twelve month U.S. dollar denominated deposits in the London market as determined as set forth in the related Mortgage Note. With respect to any individual CD Mortgage Loan, Index shall mean a rate per annum equal to the weekly average yield on certificates of deposit adjusted to a constant maturity of six months as published by the Federal Reserve Board in statistical release No. H 15 (519) or similar publication as available 45 days prior to the Interest Rate Adjustment Date.

          Initial  Rate  Cap: With respect to each Mortgage Loan and the initial
          ------------------
Interest Rate Adjustment Date therefor, a number of percentage points per annum that is set forth in the related Mortgage Loan Schedule and in the related Mortgage Note, which is the maximum amount by which the Mortgage Interest Rate for such Mortgage Loan may increase or decrease from the Mortgage Interest Rate in effect immediately prior to such Interest Rate Adjustment Date.

          Insurance  Proceeds:  With  respect to each Mortgage Loan, proceeds of
          -------------------
insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

          Interest  Rate Adjustment Date: The date on which an adjustment to the
          ------------------------------
Mortgage  Interest  Rate  on  a  Mortgage  Note  becomes  effective.

          LIBOR  Mortgage  Loan: Any individual Mortgage Loan purchased pursuant
          ---------------------
to this Agreement which contains a provision whereby the interest rate on such Mortgage Loan is adjusted annually based upon the rate per annum equal to the average of interbank offered rates for twelve month U.S. dollar denominated deposits in the London market as published in The Wall Street Journal.

          Lifetime  Mortgage  Interest  Rate  Cap: With respect to each Mortgage
          ---------------------------------------
Loan, the absolute maximum Mortgage Interest Rate payable, above which the Mortgage Interest Rate cannot be adjusted. The Mortgage Interest Rate during the term of a Mortgage Loan shall not at any time exceed the Mortgage Interest Rate at the time of origination of such Mortgage Loan by more than 5% per

          Liquidation  Proceeds:  Cash  received  in  connection  with  the
          ---------------------
liquidation of a defaulted Mortgage Loan, whether through the sale or assignment of such Mortgage Loan, trustee's sale, foreclosure sale or otherwise, or the sale of the related Mortgaged Property if the Mortgaged Property is acquired in satisfaction of the Mortgage Loan.

          Loan-to-Value  Ratio  or  LTV:  With respect to any Mortgage Loan, the
          -----------------------------
ratio of the Stated Principal Balance of the Mortgage Loan as of the related Cut-off Date (unless otherwise indicated) to the lesser of (a) the Appraised Value of the Mortgaged Property and (b) if the Mortgage Loan was made to finance the acquisition of the related Mortgaged Property, the purchase price of the Mortgaged Property, expressed as a percentage.

          LPMI  Loan:     A  Mortgage  Loan  with  a  LPMI  Policy.
          ----------

          LPMI  Policy:     A  policy  of  primary  mortgage  guaranty insurance
          ------------
issued by another Qualified Insurer pursuant to which the related premium is to be paid by the Servicer of the related Mortgage Loan from payments of interest made by the Mortgagor in an amount as is set forth in the related Confirmation and related Mortgage Loan Schedule.

          LPMI  Fee: With respect to each LPMI Loan, the portion of the Mortgage
          ---------
Interest Rate as set forth on the related Mortgage Loan Schedule (which shall be payable solely from the interest portion of Monthly Payments, Insurance Proceeds, Condemnation Proceeds or Liquidation Proceeds), which, during such period prior to the required cancellation of the LPMI Policy, shall be used to pay the premium due on the related LPMI Policy.

          MERS:  Mortgage  Electronic  Registration Systems, Inc., a corporation
          ----
organized and existing under the laws of the State of Delaware, or any successor thereto.

          MERS  Mortgage  Loan:  Any  Mortgage  Loan registered with MERS on the
          ---------------------
MERS  System.

          MERS  System:  The  system  of  recording  transfers  of  mortgages
          ------------
electronically  maintained  by  MERS.

          MIN:  The  Mortgage  Identification Number for any MERS Mortgage Loan.
          ---

          Monthly  Advance:  The  portion  of  Monthly  Payment  delinquent with
          ----------------
respect to each Mortgage Loan at the close of business on the Determination Date required to be advanced by the Company pursuant to Section 5.03 on the Business Day immediately preceding the Remittance Date of the related month.

          Monthly  Payment:  The  scheduled  monthly  payment  of  principal and
          ----------------
interest  on  a  Mortgage  Loan.

          Mortgage:  The  mortgage, deed of trust or other instrument securing a
          --------
Mortgage Note, which creates a first lien on an unsubordinated estate in fee simple in real property securing the Mortgage Note.

          Mortgage  File:  The  items  pertaining  to a particular Mortgage Loan
          --------------
referred  to  in Exhibit B annexed hereto, and any additional documents required
                 ---------
to  be  added  to  the  Mortgage  File  pursuant  to  this  Agreement.

          Mortgage  Impairment  Insurance  Policy:  A  mortgage  impairment  or
          ---------------------------------------
blanket  hazard  insurance  policy  as  described  in  Section  4.11.

          Mortgage  Interest  Rate: The annual rate at which Interest accrues on
          ------------------------
any Mortgage Loan as adjusted from time to time in accordance with the provisions of the related Mortgage Note and in compliance with the related Initial Rate Cap, Lifetime Mortgage Interest Rate Cap and Periodic Rate Cap, if any, of the related Mortgage Note.

          Mortgage  Loan: An individual Convertible or Non-Convertible, Treasury
          --------------
Rate, LIBOR, 5/1 ARM, or 3/1 ARM Mortgage Loan which is the subject of this Agreement, each Mortgage Loan originally sold and subject to this Agreement being identified on the Mortgage Loan Schedule, which Mortgage Loan includes without limitation the Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, condemnation proceeds, Insurance Proceeds, REO disposition proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan.

          Mortgage  Loan  Documents:  The  documents listed in Exhibit C hereto.
          -------------------------                            ---------

          Mortgage  Loan Package: A pool of Mortgage Loans sold to the Purchaser
          ----------------------
by  the  Company  on  a  Closing  Date.

          Mortgage  Loan  Remittance  Rate:  With respect to each Mortgage Loan,
          --------------------------------
the annual rate of interest remitted to the Purchaser, which shall be equal to the Mortgage Interest Rate minus (i) the Servicing Fee Rate and (ii) with respect to LPMI Loans, the LPMI Fee.

          Mortgage  Loan Schedule: With respect to each Mortgage Loan Package, a
          -----------------------
schedule of Mortgage Loans annexed hereto as Annex A, such schedule setting forth the following information with respect to each Mortgage Loan: (1) the Company's Mortgage Loan identifying number; (2) the Mortgagor's name; (3) the street address of the Mortgaged Property including the city, state and zip code;
(4) a code indicating whether the Mortgaged Property is owner-occupied a second home, or an investment property; (5) the number and type of residential units constituting the Mortgaged Property; (6) the original months to maturity; (7) the Loan-to-Value Ratio at origination; (8) the Mortgage Interest Rate as of the Cut-off Date; (9) the date on which the initial Monthly Payment was due on the Mortgage Loan; (10) the stated maturity date; (11) the amount of the Monthly Payment as of the Cut-off Date; (12) the last payment date on which a payment was actually applied to the outstanding principal balance; (13) the original principal amount of the Mortgage Loan; (14) the principal balance of the Mortgage Loan as of the close of business on the Cut-off Date, after deduction of payments of principal due on or before the Cut-off Date whether or not collected; (15) a code indicating the purpose of the loan (i.e., purchase, rate and term refinance, equity take-out refinance); (16) a code indicating the documentation style (i.e. full, alternative or reduced); (17) the Interest Rate Adjustment Date; (18) the Gross Margin; (19) the lifetime maximum Mortgage Interest Rate under the terms of the Mortgage Note; (20) the date the Mortgage Loan was originated; (21) the Periodic Rate Cap; (22) a code indicating the company providing private mortgage insurance; (23) a code indicating if the Mortgage Loan is convertible; (24) the Servicing Fee Rate; (25) the LPMI Fee, if any; and (26) the Initial Rate Cap. With respect to the Mortgage Loans in the aggregate, the Mortgage Loan Schedule shall set forth the following information, as of the Cut-off Date: (1) the number of Mortgage Loans; (2) the current aggregate outstanding principal balance of the Mortgage Loans; (3) the weighted average Mortgage Interest Rate of the Mortgage Loans; and (4) the weighted average maturity of the Mortgage Loans. The Mortgage Loan Schedule may consist of multiple reports that collectively set forth all of the required information.

          Mortgage  Note:  The  note  or other evidence of the indebtedness of a
          --------------
Mortgagor  secured  by  a  Mortgage.

          Mortgaged  Property:  The real property securing repayment of the debt
          -------------------
evidenced  by  a  Mortgage  Note.

          Mortgagor:  The  obligor  on  a  Mortgage  Note.
          ---------

          Non-Convertible  Mortgage Loan: Any individual Mortgage Loan purchased
          ------------------------------
pursuant to this Agreement which does not contain a provision whereby the Mortgagor may convert the Mortgage Loan to a fixed-rate mortgage loan.

          Officer's  Certificate:  A  certificate  signed by the Chairman of the
          ----------------------
Board or the Vice Chairman of the Board or the President or a Vice President or an assistant Vice President and by the Treasurer or the Secretary or one of the Assistant Treasurers or Assistant Secretaries of the Company, and delivered to the Purchaser as required by this Agreement.

          Opinion  of  Counsel:  A  written  opinion  of  counsel, who may be an
          --------------------
employee of the Company, reasonably acceptable to the Purchaser, provided that any Opinion of Counsel relating to compliance with the REMIC Provisions, must be an opinion of counsel who (i) is in fact independent of the Company and any master servicer of the Mortgage Loans, (ii) does not have any material direct or indirect financial interest in the Company or any master servicer of the Mortgage Loans or in an affiliate of either and (iii) is not connected with the Company or any master servicer of the Mortgage Loans as an officer, employee, director or person performing similar functions.

          Pass-Through  Transfer:  The  sale  or  transfer of some or all of the
          ----------------------
Mortgage Loans to a trust to be formed as part of a publicly-issued and/or privately placed, rated or unrated, mortgage pass-through transaction, retaining the Company as "servicer" (with or without a master servicer) thereunder.

          Periodic  Rate  Cap: With respect to each Mortgage Loan, the provision
          -------------------
of each Mortgage Note which provides for an absolute maximum amount by which the Mortgage Interest Rate therein may increase or decrease on an Interest Rate Adjustment Date above the Mortgage Interest Rate previously in effect, equal to the rate set forth on the Mortgage Loan Schedule per adjustment.

          Person:  Any  individual,  corporation,  partnership,  joint  venture,
          ------
association, joint-stock company, trust, unincorporated organization, government or any agency or political subdivision thereof.

          PMI:  PMI  Mortgage  Insurance  Co.,  or  any  successor  thereto.
          ---

          PMI Policy:  A policy of primary mortgage guaranty insurance issued by
          ----------
a Qualified Insurer, as required by this Agreement with respect to certain Mortgage Loans.

          Pool  Insurer:  Any  of  GEMICO,  PMI  or  UGI.
          -------------

          Prepayment  Interest  Shortfall  Amount:  With respect to any Mortgage
          ---------------------------------------
Loan that was subject to a Principal Prepayment in full or in part during any Due Period, which Principal Prepayment was applied to such Mortgage Loan prior to such Mortgage Loan's Due Date in such Due Period, the amount of interest (net the related Servicing Fee) that would have accrued on the amount of such Principal Prepayment during the period commencing on the date as of which such Principal Prepayment was applied to such Mortgage Loan and ending on the day immediately preceding such Due Date, inclusive.

          Prime  Rate:  The  prime  rate  announced to be in effect from time to
          -----------
time,  as published as the average rate in the "Money Rates" section of The Wall
                                                                        --- ----
Street  Journal.
------  -------

          Principal Prepayment:  Any payment or other recovery of principal on a
          --------------------
Mortgage Loan which is received in advance of its scheduled Due Date, including any prepayment penalty or premium thereon and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

          Principal  Prepayment  Period:  The month preceding the month in which
          -----------------------------
the  related  Remittance  Date  occurs.

          Purchaser:  EMC  Mortgage  Corporation or its successor in interest or
          ---------
any  successor  to  the  Purchaser  under  this  Agreement  as  herein provided.

          Qualified  Depository:  A depository the accounts of which are insured
          ---------------------
by the FDIC through the BIF or the SAIF or the debt obligations of which are rated AA (or the equivalent rating category) or better by national recognized statistical rating organization.

          Qualified  Insurer:  A  mortgage  guaranty  insurance  company  duly
          ------------------
authorized and licensed where required by law to transact mortgage guaranty insurance business and approved as an insurer by Fannie Mae or Freddie Mac.

          Qualified  Substitute  Mortgage  Loan:  A mortgage loan eligible to be
          -------------------------------------
substituted by the Company for a Deleted Mortgage Loan which must, on the date of such substitution, (i) have an outstanding principal balance, after deduction of all scheduled payments due in the month of substitution (or in the case of a substitution of more than one mortgage loan for a Deleted Mortgage Loan, an aggregate principal balance), not in excess of the Stated Principal Balance of the Deleted Mortgage Loan; (ii) have a Mortgage Loan Remittance Rate not less than and not more than 2% greater than the Mortgage Loan Remittance Rate of the Deleted Mortgage Loan; (iii) have a remaining term to maturity not greater than and not more than one year less than that of the Deleted Mortgage Loan; (iv) have a Gross Margin not less than that of the Deleted Mortgage Loan; (v) comply with each representation and warranty set forth in Sections 3.01 and 3.02; (v) use the same Index for determining the Mortgage Interest Rate as the Deleted
Mortgage Loan; (vi) have the same provision with respect to convertibility as the Deleted Mortgage Loan; and (viii) be a REMIC Eligible Mortgage Loan.

          Rating  Agency:  Any  of  Fitch, Moody's or Standard & Poor's or their
          --------------
respective  successors  designed  by  the  Purchaser.

          Reconstitution  Agreements:  The  agreement or agreements entered into
          --------------------------
by the Purchaser, the Company, Fannie Mae or Freddie Mac or certain third parties on the Reconstitution Date(s) with respect to any or all of the Mortgage Loans serviced hereunder, in connection with a Pass-Through Transfer or an Agency Transfer as set forth in Section 7.01, including, but not limited to, (i) a Fannie Mae Mortgage Selling and Servicing Contract, a Pool Purchase Contract, and any and all servicing agreements and tri-party agreements reasonably required by Fannie Mae with respect to a Fannie Mae Transfer, (ii) a Purchase Contract and all purchase documents associated therewith as set forth in the Freddie Mac Sellers' & Servicers' Guide, and any and all servicing agreements and tri-party agreements reasonably required by Freddie Mac with respect to a Freddie Mac Transfer, and (iii) a Pooling and Servicing Agreement and/or a subservicing/master servicing agreement and related custodial/trust agreement and related documents with respect to a Pass-Through Transfer. Such agreement or agreements shall prescribe the rights and obligations of the Company in servicing the related Mortgage Loans and shall provide for servicing compensation to the Company (calculated on a weighted average basis for all the related Mortgage Loans as of the Reconstitution Date), net of any guarantee fees due Fannie Mae or Freddie Mac, if applicable, at least equal to the Servicing Fee due the Company in accordance with this Agreement or the servicing fee required pursuant to the Reconstitution Agreement. The form of relevant Reconstitution Agreement to be entered into by the Purchaser and/or master servicer or trustee and the Company with respect to Pass-Through Transfers shall be reasonably satisfactory in form and substance to the Purchaser and the Company, shall not material increase the Company's obligations or diminish the Company's rights hereunder and the representations and warranties and servicing provisions contained therein shall be substantially similar to those contained in this Agreement, unless otherwise mutually agreed by the parties.

          Reconstitution  Date:  The  date  or  dates on which any or all of the
          --------------------
Mortgage Loans serviced under this Agreement shall be removed from this Agreement and reconstituted as part of an Agency Transfer or a Pass-Through Transfer pursuant to Section 7.01 hereof. On such date or dates, the Mortgage Loans transferred shall cease to be covered by this Agreement and the Company's servicing responsibilities shall cease under this Agreement with respect to the related transferred Mortgage Loans.

          Record  Date:  The  close  of business of the last Business Day of the
          ------------
month  preceding  the  month  of  the  related  Remittance  Date.

          REMIC:  A "real estate mortgage investment conduit" within the meaning
          -----
of  Section  860D  of  the  Code.

          REMIC Documents:  The document or documents creating and governing the
          ---------------
administration  of  a  REMIC.

          REMIC  Eligible  Mortgage Loan:  A Mortgage Loan held by a REMIC which
          ------------------------------
satisfies  and/or  complies  with  all  applicable  REMIC  Provisions.

          REMIC  Provisions:  Provisions  of the federal income tax law relating
          -----------------
to a REMIC, which appear at Section 860A through 86OG of Subchapter M of Chapter 1, Subtitle A of the Code, and related provisions, and regulations, rulings or pronouncements promulgated thereunder, as the foregoing may be in effect from time to time.

          Remittance  Date:  The 18th day (or if such 18th day is not a Business
          ----------------
Day, the first Business Day immediately following) of any month, beginning with the First Remittance Date.

          REO  Disposition:  The  final sale by the Company of any REO Property.
          -----------------

          REO Disposition Proceeds:  All amounts received with respect to an REO
          ------------------------
Disposition  pursuant  to  Section  4.16.

          REO  Property:  A Mortgaged Property acquired by the Company on behalf
          -------------
of the Purchasers through foreclosure or by deed in lieu of foreclosure, as described in Section 4.16.

          Repurchase Price:  With respect to any Mortgage Loan, a price equal to
          ----------------
(i) the Stated Principal Balance of the Mortgage Loan plus (ii) interest on such Stated Principal Balance at the Mortgage Loan Remittance Rate from the date on which interest has last been paid and distributed to the Purchaser to the date of repurchase, less amounts received or advanced in respect of such repurchased Mortgage Loan which are being held in the Custodial Account for distribution in the month of repurchase.

          SAIF:  The  Savings  Association  Insurance  Fund,  or  any  successor
          ----
thereto.

          Securities  Act  of 1933 or the 1933 Act:  The Securities Act of 1933,
          ----------------------------------------
as  amended.

          Servicing  Advances:  All  customary, reasonable and necessary "out of
          -------------------
pocket" costs and expenses other than Monthly Advances (including reasonable attorneys' fees and disbursements) incurred in the performance by the Company of its servicing obligations, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement or judicial proceedings, including without limitation, foreclosures,
(c) the management and liquidation of any REO Property and (d) compliance with the obligations under Section 4.08.

          Servicing  Fee:  With respect to each Mortgage Loan, the amount of the
          --------------
annual fee the Purchaser shall pay to the Company, which shall, for a period of one full month, be equal to one-twelfth of the product of (a) the Servicing Fee Rate and (b) the outstanding principal balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Purchaser to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion (including recoveries with respect to interest from Liquidation Proceeds, to the extent permitted by Section 4.05) of such Monthly Payment collected by the Company, or as otherwise provided under Section 4.05.

          Servicing  Fee  Rate: 0.25% per annum with respect to the period prior
          --------------------
to the initial Interest Adjustment Date and, for the 5/1 7/1 and 10/1 ARM Loans 0.375% thereafter.

          Servicing File:  With respect to each Mortgage Loan, the file retained
          --------------
by the Company consisting of originals of all documents in the Mortgage File which are not delivered to the Custodian and copies of the Mortgage Loan Documents listed in Exhibit B the originals of which are delivered to the
                       ----------
Custodian  pursuant  to  Section  2.01.

          Servicing  Officer:  Any  officer  of  the  Company  involved  in  or
          ------------------
responsible for, the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Company to the Purchaser upon request, as such list may from time to time be amended.

          7/1 ARM Mortgage Loan: Any individual Mortgage Loan purchased pursuant
          ---------------------
to this Agreement which contains a provision whereby the interest rate on such Mortgage Loan is fixed for the first seven (7) years of the term of the related Mortgage Loan and which thereafter is converted to a Treasury Rate Mortgage Loan or a LIBOR Mortgage Loan except that the Periodic Rate Cap does not apply to the initial Interest Rate Adjustment Date for the related Mortgage Loan.

          Stated Principal Balance:  As to each Mortgage Loan, (i) the principal
          ------------------------
balance of the Mortgage Loan at the related Cut-off Date after giving effect to payments of principal due on or before such date, whether or not received, minus
(ii) all amounts previously distributed to the Purchaser with respect to the related Mortgage Loan representing payments or recoveries of principal or advances in lieu thereof.

          Subservicer:  Any Subservicer which is subservicing the Mortgage Loans
          -----------
pursuant to a Subservicing Agreement. Any subservicer shall meet the qualifications set forth in Section 4.01.

          Subservicing  Agreement:  An  agreement  between  the  Company  and  a
          -----------------------
Subservicer  for  the  servicing  of  the  Mortgage  Loans.

          10/1  ARM  Mortgage  Loan:  Any  individual  Mortgage  Loan  purchased
          -------------------------
pursuant to this Agreement which contains a provision whereby the interest rate on such Mortgage Loan is fixed for the first ten (10) years of the term of the related Mortgage Loan and which thereafter is converted to a Treasury Rate Mortgage Loan or a LIBOR Mortgage Loan except that the Periodic Rate Cap does not apply to the initial Interest Rate Adjustment Date for the related Mortgage Loan.

          3/1 ARM Mortgage Loan: Any individual Mortgage Loan purchased pursuant
          ---------------------
to this Agreement which contains a provision whereby the interest rate on such Mortgage Loan is fixed for the first three (3) years of the term of the related Mortgage Loan and which thereafter is converted to a Treasury Rate Mortgage Loan or a LIBOR Mortgage Loan.

          Treasury  Rate  Mortgage  Loan: Any individual Mortgage Loan purchased
          ------------------------------
pursuant to this Agreement which contains a provision whereby the interest rate on such Mortgage Loan is adjusted based upon the weekly average yield on U.S. Treasury securities.

          Underwriting  Guidelines:  The  underwriting guidelines of the Company
          ------------------------
with respect to mortgage loans similar to the Mortgage Loans, attached hereto as Exhibit H.
----------

          UGI:  United  Guaranty  Residential Insurance Company or any successor
          ---
thereto.

                                   ARTICLE II

           CONVEYANCE OF MORTGAGE LOANS; POSSESSION OF MORTGAGE FILES;
           -----------------------------------------------------------
                    BOOKS AND RECORDS; DELIVERY OF DOCUMENTS
                    ----------------------------------------

          Section 2.01     Conveyance of Mortgage Loans; Possession of Mortgage
                           ----------------------------------------------------
                           Files; Maintenance of Servicing Files.
                           --------------------------------------

          The Company, on each Closing Date, does hereby sell, transfer, assign, set over and convey to the Purchaser, without recourse, but subject to the terms of this Agreement, all the right, title and interest of the Company in and to the Mortgage Loans in the related Mortgage Loan Package, excluding the right to service the Mortgage Loans which the Company expressly retains. Pursuant to
Section 2.03, the Company has delivered the Mortgage Loan Documents for each Mortgage Loan in the Mortgage Loan Package to the Custodian.

          The contents of each Mortgage File not delivered to the Custodian are and shall be held in trust by the Company for the benefit of the Purchaser as the owner thereof. The Company shall maintain a Servicing File consisting of a copy of the contents of each Mortgage File and the originals of the documents in each Mortgage File not delivered to the Custodian. The possession of each Servicing File by the Company is at the will of the Purchaser for the sole purpose of servicing the related Mortgage Loan, and such retention and possession by the Company is in a custodial capacity only. Upon the sale of the Mortgage Loans the ownership of each Mortgage Note, the related Mortgage and the related Mortgage File and Servicing File shall vest immediately in the Purchaser, and the ownership of all records and documents with respect to the related Mortgage Loan prepared by or which come into the possession of the Company shall vest immediately in the Purchaser and shall be retained and maintained by the Company, in trust, at the will of the Purchaser and only in such custodial capacity. Each Servicing File shall be segregated from the other books and records of the Company and shall be marked appropriately to reflect clearly the sale of the related Mortgage Loan to the Purchaser. The Company shall release its custody of the contents of any Servicing File only in accordance with written instructions from the Purchaser, unless such release is required as incidental to the Company's servicing of the Mortgage Loans or is in connection with a repurchase of any Mortgage Loan pursuant to Section 3.03, 3.05, 3.07, or 6.02.

          Section 2.02     Books and Records; Transfers of Mortgage Loans.
                           -----------------------------------------------

          From and after the sale of the Mortgage Loans to the Purchaser all rights arising out of the Mortgage Loans in a Mortgage Loan Package including but not limited to all funds received on or in connection with the Mortgage Loan, shall be received and held by the Company in trust for the benefit of the Purchaser as owner of the Mortgage Loans, and the Company shall retain record title to the related Mortgages for the sole purpose of facilitating the servicing and the supervision of the servicing of the Mortgage Loans.

          The sale of each Mortgage Loan in a Mortgage Loan Package shall be reflected on the Company's balance sheet and other financial statements as a sale of assets by the Company. The Company shall be responsible for maintaining, and shall maintain, a complete set of books and records for each Mortgage Loan which shall be marked clearly to reflect the ownership of each Mortgage Loan by the Purchaser. In particular, the Company shall maintain in its possession, available for inspection by the Purchaser, or its designee and shall deliver to the Purchaser upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of Fannie Mae or Freddie Mac, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage and eligibility of any condominium project for approval by Fannie Mae and periodic inspection reports as required by Section 4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Company may be in the form of microfilm or microfiche or such other reliable means of recreating original documents, including but not limited to, optical imagery techniques so long as the Company complies with the requirements of the Fannie Mae Selling and Servicing Guide, as amended from time to time.

          The Company shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Purchaser or its designee the related Servicing File during the time the Purchaser retains ownership of a Mortgage Loan and thereafter in accordance with applicable laws and regulations.

          The Company shall keep at its servicing office books and records in which, subject to such reasonable regulations as it may prescribe, the Company shall note transfers of Mortgage Loans. No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Company shall be under no obligation to deal with any person with respect to this agreement or the Mortgage Loans unless the books and records show such person as the owner of the Mortgage Loan. The Purchaser may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans, provided, however, that (i) the transferee will not
                             --------  -------
be deemed to be a Purchaser hereunder binding upon the Company unless such transferee shall agree in writing to be bound by the terms of this Agreement and an original counterpart of the instrument of transfer and an assignment and assumption of this Agreement in the form of Exhibit G hereto executed by the
                                                ---------
transferee shall have been delivered to the Company, and (ii) with respect to each Mortgage Loan Package, in no event shall there be more than five Persons at any given time having the status of "Purchaser" hereunder. The Purchaser also shall advise the Company of the transfer. Upon receipt of notice of the transfer, the Company shall mark its books and records to reflect the ownership of the Mortgage Loans of such assignee, and shall release the previous Purchaser from its obligations hereunder with respect to the Mortgage Loans sold or transferred. Purchaser shall not to transfer to any assignee any pool of Mortgage Loans with a aggregate outstanding principal balance of less than $10,000,000 without the consent of the Company; provided, however, if the Company fails to consent to the transfer of a pool of Mortgage Loans as contemplated in this sentence, Purchaser shall have the right to purchase the servicing rights associated with such Mortgage Loans at a price to mutually agreed to by Purchaser and Company, exercising good faith.

          Section 2.03      Delivery of Documents.
                            ----------------------

          On or before the date which is agreed upon by the Purchaser and the Company in the related Confirmation, the Company shall deliver and release to the Custodian those Mortgage Loan Documents as required by this Agreement with respect to each Mortgage Loan in the related Mortgage Loan Package a list of which is attached to the related Assignment and Conveyance.

          On or prior to the related Closing Date, the Custodian shall certify its receipt of all such Mortgage Loan Documents required to be delivered pursuant to the Custodial Agreement, as evidenced by the Initial Certification of the Custodian in the form annexed to the Custodial Agreement. The Company shall be responsible for maintaining the Custodial Agreement for the benefit of the Purchaser. Purchaser shall pay all fees and expenses of the Custodian.

          The Company shall forward to the Custodian original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 within one week of their execution, provided, however, that the Company shall provide the Custodian with a certified true copy of any such document submitted for recordation within one week of its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within 180 days of its submission for recordation.

          In the event an Officer's Certificate of the Company is delivered to the Custodian because of a delay caused by the public recording office in returning any recorded document, the Company shall deliver to the Custodian, within 180 days of the related Closing Date, an Officer's Certificate which shall (i) identify the recorded document, (ii) state that the recorded document has not been delivered to the Custodian due solely to a delay caused by the public recording office, (iii) state the amount of time generally required by the applicable recording office to record and return a document submitted for recordation, and (iv) specify the date the applicable recorded document will be delivered to the Custodian. The Company shall be required to deliver to the Custodian the applicable recorded document by the date specified in (iv) above. An extension of the date specified in (iv) above may be requested from the Purchaser, which consent shall not be unreasonably withheld.

          On or prior to the date which is three Business Days prior to the related Closing Date, the Company shall deliver to the Purchaser the related Mortgage Loan Schedule.

                                   ARTICLE III

                         REPRESENTATIONS AND WARRANTIES;
                         -------------------------------
                               REMEDIES AND BREACH
                               -------------------

          Section 3.01     Company Representations and Warranties.
                           ---------------------------------------

          The Company represents and warrants to the Purchaser that as of each Closing Date:

          (a)     Due  Organization and Authority.  The Company is a corporation
                  -------------------------------
duly organized, validly existing and in good standing under the laws of the State of New York and has all licenses necessary to carry on its business as now being conducted and is licensed, qualified and in good standing in each state where a Mortgaged Property is located if the laws of such state require licensing or qualification in order to conduct business of the type conducted by the Company, and in any event the Company is in compliance with the laws of any such state to the extent necessary to ensure the enforceability of the related Mortgage Loan and the servicing of such Mortgage Loan in accordance with the terms of this Agreement; the Company has the full corporate power and authority to execute and deliver this Agreement and to perform in accordance herewith; the execution, delivery and performance of this Agreement (including all instruments of transfer to be delivered pursuant to this Agreement) by the Company and the consummation of the transactions contemplated hereby have been duly and validly authorized; this Agreement evidences the valid, binding and enforceable obligation of the Company; and all requisite corporate action has been taken by the Company to make this Agreement valid and binding upon the Company in accordance with its terms;

          (b)     Ordinary  Course  of  Business.  The  consummation  of  the
                  ------------------------------
transactions contemplated by this Agreement are in the ordinary course of business of the Company, and the transfer, assignment and conveyance of the Mortgage Notes and the Mortgages by the Company pursuant to this Agreement are not subject to the bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction;

          (c)     No  Conflicts.  Neither  the  execution  and  delivery of this
                  -------------
Agreement, the acquisition of the Mortgage Loans by the Company, the sale of the Mortgage Loans to the Purchaser or the transactions contemplated hereby, nor the fulfillment of or compliance with the terms and conditions of this Agreement, will conflict with or result in a breach of any of the terms, conditions or provisions of the Company's charter or by-laws or any legal restriction or any agreement or instrument to which the Company is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Company or its property is subject, or impair the ability of the Purchaser to realize on the Mortgage Loans, or impair the value of the Mortgage Loans;

          (d)     Ability  to  Service.  The  Company  is  an  approved
                  --------------------
seller/servicer of conventional residential mortgage loans for Fannie Mae or Freddie Mac, with the facilities, procedures, and experienced personnel necessary for the sound servicing of mortgage loans of the same type as the Mortgage Loans. The Company is in good standing to sell mortgage loans to and service mortgage loans for Fannie Mae or Freddie Mac, and no event has occurred, including but not limited to a change in insurance coverage, which would make the Company unable to comply with Fannie Mae or Freddie Mac eligibility requirements or which would require notification to either Fannie Mae or Freddie Mac;

          (e)     Reasonable Servicing Fee.  The Company acknowledges and agrees
                  ------------------------
that the Servicing Fee, as calculated at the Servicing Fee Rate, represents reasonable compensation for performing such services and that the entire Servicing Fee shall be treated by the Company, for accounting and tax purposes, as compensation for the servicing and administration of the Mortgage Loans pursuant to this Agreement.

          (f)     Ability to Perform.  The Company does not believe, nor does it
                  ------------------
have any reason or cause to believe, that it cannot perform each and every covenant contained in this Agreement. The Company is solvent and the sale of the Mortgage Loans is not undertaken to hinder, delay or defraud any of the Company's creditors;

          (g)     No  Litigation  Pending.  There is no action, suit, proceeding
                  -----------------------
or investigation pending or to the best of the Company's knowledge threatened against the Company which, either in any one instance or in the aggregate, may result in any material adverse change in the business, operations, financial condition, properties or assets of the Company, or in any material impairment of the right or ability of the Company to carry on its business substantially as now conducted, or in any material liability on the part of the Company, or which would draw into question the validity of this Agreement or the Mortgage Loans or of any action taken or to be taken in connection with the obligations of the Company contemplated herein, or which would be likely to impair materially the ability of the Company to perform under the terms of this Agreement;

          (h)     No  Consent  Required.  No consent, approval, authorization or
                  ---------------------
order of any court or governmental agency or body is required for the execution, delivery and performance by the Company of or compliance by the Company with this Agreement or the sale of the Mortgage Loans as evidenced by the consummation of the transactions contemplated by this Agreement, or if required, such approval has been obtained prior to the related Closing Date;

          (i)     Selection  Process.  The  Mortgage  Loans  were  selected from
                  ------------------
among the adjustable rate one- to four-family mortgage loans in the Company's portfolio at the related Closing Date as to which the representations and warranties set forth in Section 3.02 could be made and such selection was not made in a manner so as to affect adversely the interests of the Purchaser;

          (j)     Pool  Characteristics.  With  respect  to  each  Mortgage Loan
                  ---------------------
Package, the Mortgage Loan characteristics set forth on Exhibit 2 to the related Assignment and Conveyance are true and complete.

          (k)     No  Untrue  Information.  Neither  this  Agreement  nor  any
                  -----------------------
statement, report or other document furnished or to be furnished pursuant to this Agreement or in connection with the transactions contemplated hereby contains any untrue statement of fact or omits to state a fact necessary to make the statements contained therein not misleading;

          (l)     Sale  Treatment.  The  Company  has  determined  that  the
                  ---------------
disposition of the Mortgage Loans pursuant to this Agreement will be afforded sale treatment for accounting and tax purposes;

          (m)     Financial  Statements.  There  has  been  no  change  in  the
                  ---------------------
business, operations, financial condition, properties or assets of the Company since the date of the Company's most recent financial statements that would have a material adverse effect on its ability to perform its obligations under this Agreement;

          (n)     No  Brokers' Fees.  The Company has not dealt with any broker,
                  -----------------
investment banker, agent or other person that may be entitled to any commission or compensation in connection with the sale of the Mortgage Loans;

          (o)     Origination.  The Company's decision to originate any mortgage
                  -----------
loan or to deny any mortgage loan application is an independent decision based upon Company's Underwriting Guidelines, and is in no way made as a result of Purchaser's decision to purchase, or not to purchase, or the price Purchaser may offer to pay for, any such mortgage loan, if originated; and

          (p)     MERS.  The  Company  is a member of MERS in good standing, and
                  ----
will comply in all material respects with the rules and procedures of MERS in connection with the servicing of the MERS Mortgage Loans for as long as such Mortgage Loans are registered with MERS;

          Section 3.02     Representations  and  Warranties  Regarding
                           -------------------------------------------
                           Individual Mortgage  Loans.
                           --------------------------

          As to each Mortgage Loan, the Company hereby represents and warrants to the Purchaser that as of the related Closing Date:

          (a)     Mortgage  Loans  as  Described.  The  information set forth in
                  ------------------------------
each Mortgage Loan Schedule is complete, true and correct in all material respects;

          (b)     Payments  Current.  All payments required to be made up to the
                  -----------------
related Closing Date for the Mortgage Loan under the terms of the Mortgage Note have been made and credited. No payment required under the Mortgage Loan has been more than 30 days delinquent at any time in the twelve months prior to the related Closing Date. The first Monthly Payment shall be made with respect to the Mortgage Loan on its Due Date or within the grace period, all in accordance with the terms of the related Mortgage Note;

          (c)     No  Outstanding  Charges.  There  are no defaults in complying
                  ------------------------
with the terms of the Mortgages, and all taxes, governmental assessments, insurance premiums, water, sewer and municipal charges, leasehold payments or ground rents which previously became due and owing have been paid, or an escrow of funds has been established in an amount sufficient to pay for every such item which remains unpaid and which has been assessed but is not yet due and payable. The Company has not advanced funds, or induced, solicited or knowingly received any advance of funds by a party other than the Mortgagor, directly or indirectly, for the payment of any amount required under the Mortgage Loan, except for interest accruing from the date of the Mortgage Note or date of disbursement of the Mortgage Loan proceeds, whichever is greater, to the day which precedes by one month the Due Date of the first installment of principal and interest;

          (d)     Original Terms Unmodified.  The terms of the Mortgage Note and
                  -------------------------
Mortgage have not been impaired, waived, altered or modified in any respect, except by a written instrument which has been recorded, if necessary to protect the interests of the Purchaser and which has been delivered to the Custodian.
The substance of any such waiver, alteration or modification has been approved by the issuer of any related PMI Policy and the title insurer, to the extent required by the policy, and its terms are reflected on the related Mortgage Loan Schedule. No Mortgagor has been released, in whole or in part, except in connection with an assumption agreement approved by the issuer of any related PMI Policy and the title insurer, to the extent required by the policy, and which assumption agreement is part of the Mortgage Loan File delivered to the Custodian and the terms of which are reflected in the related Mortgage Loan Schedule;

          (e)     No Defenses.  The Mortgage Loan is not subject to any right of
                  -----------
rescission, set-off, counterclaim or defense, including without limitation the defense of usury, nor will the operation of any of the terms of the Mortgage Note or the Mortgage, or the exercise of any right thereunder, render either the Mortgage Note or the Mortgage unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including without limitation the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto, and no Mortgagor was a debtor in any state or federal bankruptcy or insolvency proceeding at the time the Mortgage Loan was originated;

          (f)     Hazard  Insurance.  Pursuant to the terms of the Mortgage, all
                  -----------------
buildings or other improvements upon the Mortgaged Property are insured by a generally acceptable insurer against loss by fire, hazards of extended coverage and such other hazards as are customary in the area where the Mortgaged Property is located pursuant to insurance policies conforming to the requirements of
Section 4.10. If upon origination of the Mortgage Loan, the Mortgaged Property was in an area identified in the Federal Register by the Federal Emergency Management Agency as having special flood hazards (and such flood insurance has been made available) a flood insurance policy meeting the requirements of the current guidelines of the Federal Flood Insurance Administration is in effect which policy conforms to the requirements of Section 4.10. All individual insurance policies contain a standard mortgagee clause naming the Company and its successors and assigns as mortgagee, and all premiums thereon have been paid. The Mortgage obligates the Mortgagor thereunder to maintain the hazard insurance policy at the Mortgagor's cost and expense, and on the Mortgagor's failure to do so, authorizes the holder of the Mortgage to obtain and maintain such insurance at such Mortgagor's cost and expense, and to seek reimbursement therefor from the Mortgagor. Where required by state law or regulation, the Mortgagor has been given an opportunity to choose the carrier of the required hazard insurance, provided the policy is not a "master" or "blanket" hazard insurance policy covering the common facilities of a planned unit development. The hazard insurance policy is the valid and binding obligation of the insurer, is in full force and effect, and will be in full force and effect and inure to the benefit of the Purchaser upon the consummation of the transactions contemplated by this Agreement. The Company has not engaged in, and has no knowledge of the Mortgagor's or any Subservicer's having engaged in, any act or omission which would impair the coverage of any such policy, the benefits of the endorsement provided for herein, or the validity and binding effect of either, including without limitation, no unlawful fee, unlawful commission, unlawful kickback or other unlawful compensation or value of any kind has been or will be received, retained or realized by any attorney, firm or other person or entity, and no such unlawful items have been received, retained or realized by the Company;

          (g)     Compliance  with Applicable Laws.  Any and all requirements of
                  --------------------------------
any federal, state or local law including, without limitation, usury, truth-in-lending, real estate settlement procedures, consumer credit protection, equal credit opportunity or disclosure laws applicable to the Mortgage Loan have been complied with, and the Company shall maintain in its possession, available for the Purchaser's inspection, and shall deliver to the Purchaser upon demand, evidence of compliance with all such requirements;

          (h)     No  Satisfaction  of  Mortgage.  The  Mortgage  has  not  been
                  ------------------------------
satisfied, canceled, subordinated or rescinded, in whole or in part, and the Mortgaged Property has not been released from the lien of the Mortgage, in whole or in part, nor has any instrument been executed that would effect any such release, cancellation, subordination or rescission. The Company has not waived the performance by the Mortgagor of any action, if the Mortgagor's failure to perform such action would cause the Mortgage Loan to be in default, nor has the Company waived any default resulting from any action or inaction by the Mortgagor;

          (i)     Location  and  Type  of  Mortgaged  Property.  The  Mortgaged
                  --------------------------------------------
Property is a fee simple property located in the state identified in the related Mortgage Loan Schedule and consists of a parcel of real property with a detached single family residence erected thereon, or an individual condominium unit in a low-rise condominium project, or an individual unit in a planned unit development, provided, however, that any condominium project or planned unit development shall conform with the Company's Underwriting Guidelines regarding such dwellings, and no residence or dwelling is a mobile home or a manufactured dwelling. No portion of the Mortgaged Property is used for commercial purposes;

          (j)     Valid  First  Lien.  The  Mortgage  is  a  valid,  subsisting,
                  ------------------
enforceable and perfected first lien on the Mortgaged Property, including all buildings and improvements on the Mortgaged Property, and all additions, alterations and replacements made at any time with respect to the foregoing. The lien of the Mortgage is subject only to:

          (1) the lien of current real property taxes and assessments not yet due and payable;

          (2) covenants, conditions and restrictions, rights of way, easements and other matters of the public record as of the date of recording acceptable to mortgage lending institutions generally and specifically referred to in the lender's title insurance policy delivered to the originator of the Mortgage Loan and (i) referred to or to otherwise considered in the appraisal made for the originator of the Mortgage Loan or
     (ii) which do not adversely affect the Appraised Value of the Mortgaged Property set forth in such appraisal; and

          (3) other matters to which like properties are commonly subject which do not materially interfere with the benefits of the security intended to be provided by the mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property.

Any security agreement, chattel mortgage or equivalent document related to and delivered in connection with the Mortgage Loan establishes and creates a valid, subsisting and enforceable first lien and first priority security interest on the property described therein and the Company has full right to sell and assign the same to the Purchaser. The Mortgaged Property was not, as of the date of origination of the Mortgage Loan, subject to a mortgage, deed of trust, deed to secured debt or other security instrument creating a lien subordinate to the lien of the Mortgage;

          (k)     Validity  of  Mortgage  Documents.  The  Mortgage Note and the
                  ---------------------------------
Mortgage are genuine, and each is the legal, valid and binding obligation of the maker thereof enforceable in accordance with its terms. All parties to the Mortgage Note and the Mortgage and any other related agreement had legal capacity to enter into the Mortgage Loan and to execute and deliver the Mortgage Note and the Mortgage and any other related agreement, and the Mortgage Note and the Mortgage have been duly and properly executed by such parties. No fraud was committed by the Company, or to the Company's knowledge by any other person including the Mortgagor, in connection with the origination or servicing of the Mortgage Loan. The Company has reviewed all of the documents constituting the Servicing File and has made such inquiries as it deems necessary to make and confirm the accuracy of the representations set forth herein;

          (l)     Full  Disbursement  of  Proceeds.  The  Mortgage Loan has been
                  --------------------------------
closed and the proceeds of the Mortgage Loan have been fully disbursed and there is no requirement for future advances thereunder, and any and all requirements as to completion of any on-site or off-site improvement and as to disbursements of any escrow funds therefor have been complied with. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage were paid, and the Mortgagor is not entitled to any refund of any amounts paid or due under the Mortgage Note or Mortgage;

          (m)     Ownership.  The Company is the sole owner of record and holder
                  ---------
of the Mortgage Loan. The Mortgage Loan is not assigned or pledged, and the Company has good and marketable title thereto, and has full right to transfer and sell the Mortgage Loan therein to the Purchaser free and clear of any encumbrance, equity, participation interest, lien, pledge, charge, claim or security interest, and has full right and authority subject to no interest or participation of, or agreement with, any other party, to sell and assign each Mortgage Loan pursuant to this Agreement;

          (n)     Doing  Business.  All  parties  which have had any interest in
                  ---------------
the Mortgage Loan, whether as mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were)
(1) in compliance with any and all applicable licensing requirements of the laws of the state wherein the Mortgaged Property is located, and (2) organized under the laws of such state, or (3) qualified to do business in such state, or (4) federal savings and loan associations or national banks having principal offices in such state, or (5) not doing business in such state;

          (o)     LTV,  PMI Policy. Any Mortgage Loan with an LTV over 80% has a
                  ----------------
PMI Policy insuring, as to payment defaults, the excess LTV over 71% (or such other percentage as stated in the related Confirmation) of the Appraised Value until the LTV of such Mortgage Loan is reduced to 80%. All provisions of such PMI Policy have been and are being complied with, such policy is in full force and effect, and all premiums due thereunder have been paid. No action, inaction, or event has occurred and no state of facts exists that has, or will result in the exclusion from, denial of, or defense to coverage. Any Mortgage Loan subject to a PMI Policy obligates the Mortgagor thereunder to maintain the PMI Policy and to pay all premiums and charges in connection therewith; provided, that, with respect to LPMI Loans, the Company is obligated thereunder to maintain the LPMI Policy and to pay all premiums and charges in connection therewith. The Mortgage Interest Rate for the Mortgage Loan as set forth on the Mortgage Loan
Schedule  is  net  of  any  insurance  premium excluded any premium for the LPMI
Policy;

          (p)     Title  Insurance.  The  Mortgage Loan is covered by either (i)
                  ----------------
an attorney's opinion of title and abstract of title the form and substance of which is acceptable to mortgage lending institutions making mortgage loans in the area where the Mortgaged Property is located or (ii) an ALTA lender's title insurance policy or other generally acceptable form of policy of insurance acceptable to Fannie Mae or Freddie Mac, issued by a title insurer acceptable to Fannie Mae or Freddie Mac and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring the Company, its successors and assigns, as to the first priority lien of the Mortgage in the original principal amount of the Mortgage Loan (or to the extent that a Mortgage Note provides for negative amortization, the maximum amount of negative amortization in accordance with the Mortgage), and against any loss by reason of the invalidity or unenforceability of the lien resulting from the provisions of the Mortgage providing for adjustment in the Mortgage Interest Rate and Monthly Payment, subject only to the exceptions contained in clauses (1), (2) and (3) of paragraph (j) of this Section 3.02. Where required by state law or regulation, the Mortgagor has been given the opportunity to choose the carrier of the required mortgage title insurance. Additionally, such lender's title insurance policy affirmatively insures ingress and egress, and against encroachments by or upon the Mortgaged Property or any interest therein. The Company is the sole insured of such lender's title insurance policy, and such lender's title insurance policy is in full force and effect and will be in force and effect upon the consummation of the transactions contemplated by this Agreement. No claims have been made under such lender's title insurance policy, and no prior holder of the Mortgage, including the Company, has done, by act or omission, anything which would impair the coverage of such lender's title insurance policy including without limitation, no unlawful fee, commission, kickback or other unlawful compensation or value of any kind has been or will be received, retained or realized by any attorney, firm or other person or entity, and no such unlawful items have been received, retained or realized by the Company;

          (q)     No  Defaults.  There is no default, breach, violation or event
                  ------------
of acceleration existing under the Mortgage or the Mortgage Note and no event which, with the passage of time or with notice and the expiration of any grace or cure period, would constitute a default, breach, violation or event of acceleration, and neither the Company nor its predecessors have waived any default, breach, violation or event of acceleration;

          (r)     No Mechanics' Liens.  There are no mechanics' or similar liens
                  -------------------
or claims which have been filed for work, labor or material (and no rights are outstanding that under the law could give rise to such liens) affecting the related Mortgaged Property which are or may be liens prior to, or equal or coordinate with, the lien of the related Mortgage;

          (s)     Location  of Improvements; No Encroachments.  All improvements
                  -------------------------------------------
which were considered in determining the Appraised Value of the Mortgaged Property lay wholly within the boundaries and building restriction lines of the Mortgaged Property and no improvements on adjoining properties encroach upon the Mortgaged Property. No improvement located on or being part of the Mortgaged Property is in violation of any applicable zoning law or regulation;

          (t)     Origination;  Payment Terms.  The Mortgage Loan was originated
                  ---------------------------
by either i) the Company, which is a FNMA-approved, FHLMC-approved and HUD-approved mortgage banker, or ii) an entity that is a FNMA-approved, FHLMC-approved and HUD-approved mortgage banker, or a savings and loan association, a savings bank, a commercial bank or similar banking institution which is supervised and examined by a Federal or state authority. The interest rate on the related Mortgage Note is adjusted annually in the case of Treasury Rate Mortgage Loans and LIBOR Mortgage Loans on each Interest Rate Adjustment Date to equal the Index plus the Gross Margin, subject to the Initial Rate Cap, Periodic Rate Cap and the Lifetime Mortgage Interest Rate Cap as set forth in the Mortgage Note. The Mortgage Interest Rate for a 5/1 ARM Mortgage Loan and a 3/1 ARM Mortgage Loan is adjusted annually commencing from and after the sixtieth Monthly Payment and the thirty-sixth Monthly Payment, respectively, in the same manner as a Treasury Rate Mortgage Loan and LIBOR Mortgage Loan, provided, however, that the Periodic Rate Cap does not apply to the initial Interest Rate Adjustment Date for such 5/1 ARM Mortgage Loan (the Initial Rate Cap does apply). The Mortgage Note is payable each month in monthly installments of principal and interest, with interest in arrears, and requires Monthly Payments sufficient to amortize the original principal balance of the Mortgage Loan over a term of no more than 30 years. Each Convertible Mortgage Loan contains a provision whereby the Mortgagor is permitted to convert the Mortgage Loan to a fixed-rate mortgage loan at any time between the first and fifth anniversary of the origination of the Mortgage Loan. No Mortgage Loan has a provision for negative amortization;

          (u)     Customary  Provisions.  The  Mortgage  contains  customary and
                  ---------------------
enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the Mortgaged Property of the benefits of the security provided thereby, including, (i) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (ii) otherwise by judicial foreclosure. Upon default by a Mortgagor on a Mortgage Loan and foreclosure on, or trustee's sale of, the Mortgaged Property pursuant to the proper procedures, the holder of the Mortgage Loan will be able to deliver good and merchantable title to the Mortgaged Property. There is no homestead or other exemption available to a Mortgagor which would interfere with the right to sell the Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage;

          (v)     Conformance  with  Underwriting Guidelines.  The Mortgage Loan
                  ------------------------------------------
was underwritten in accordance with the Company's Underwriting Guidelines in effect at the time the Mortgage Loan was originated.;

          (w)     Occupancy  of  the  Mortgaged  Property.  As  of  the  related
                  ---------------------------------------
Closing Date the Mortgaged Property is lawfully occupied under applicable law. All inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy and fire underwriting certificates, have been made or obtained from the appropriate authorities. The Mortgagor represented at the time of origination of the Mortgage Loan that the Mortgagor would occupy the Mortgaged Property as the Mortgagor's primary residence;

          (x)     No  Additional  Collateral.  The  Mortgage Note is not and has
                  --------------------------
not been secured by any collateral except the lien of the corresponding Mortgage and the security interest of any applicable security agreement or chattel mortgage referred to in (j) above;

          (y)     Deeds  of Trust.  In the event the Mortgage constitutes a deed
                  ---------------
of trust, a trustee, duly qualified under applicable law to serve as such, has been properly designated and currently so serves and is named in the Mortgage, and no fees or expenses are or will become payable by the Purchasers to the trustee under the deed of trust, except in connection with a trustee's sale after default by the Mortgagor;

          (z)     Acceptable  Investment.  The  Company  has no knowledge of any
                  ----------------------
circumstances or conditions with respect to the Mortgage, the Mortgaged Property, the Mortgagor or the Mortgagor's credit standing that can reasonably be expected to cause private institutional investors to regard the Mortgage Loan as an unacceptable investment, cause the Mortgage Loan to become delinquent, or adversely affect the value or marketability of the Mortgage Loan;

          (aa)     Delivery  of  Mortgage  Documents.  The  Mortgage  Note,  the
                   ---------------------------------
Mortgage, the Assignment of Mortgage and any other documents required to be delivered for the Mortgage Loan by the Company under this Agreement as set forth in Exhibit C attached hereto have been delivered to the Custodian. The Company
    ----------
is in possession of a complete, true and accurate Mortgage File in compliance with Exhibit B, except for such documents the originals of which have been
      ----------
delivered  to  the  Custodian;

          (bb)     Condominiums/Planned  Unit  Developments.  If  the  Mortgaged
                   ----------------------------------------
Property is a condominium unit or a planned unit development (other than a de minimus planned unit development) such condominium or planned unit development project meets Company's Underwriting Guidelines with respect to such condominium or planned unit development;

          (cc)     Transfer of Mortgage Loans.  The Assignment of Mortgage is in
                   --------------------------
recordable form and is acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located;

          (dd)     Due  on Sale.  The Mortgage contains an enforceable provision
                   ------------
for the acceleration of the payment of the unpaid principal balance of the Mortgage Loan in the event that the Mortgaged Property is sold or transferred without the prior written consent of the Mortgagor thereunder;

          (ee)     No  Buydown  Provisions;  No Graduated Payments or Contingent
                   -------------------------------------------------------------
Interests.  The  Mortgage  Loan  does  not  contain provisions pursuant to which
---------
Monthly Payments are paid or partially paid with funds deposited in any separate account established by the Company, the Mortgagor or anyone on behalf of the Mortgagor, or paid by any source other than the Mortgagor nor does it contain any other similar provisions currently in effect which may constitute a "buydown" provision. The Mortgage Loan is not a graduated payment mortgage loan and the Mortgage Loan does not have a shared appreciation or other contingent interest feature;

          (ff)     Consolidation  of  Future Advances.  Any future advances made
                   ----------------------------------
prior to the related Cut-off Date have been consolidated with the outstanding principal amount secured by the Mortgage, and the secured principal amount, as consolidated, bears a single interest rate and single repayment term. The lien of the Mortgage securing the consolidated principal amount is expressly insured as having first lien priority by a title insurance policy, an endorsement to the policy insuring the mortgagee's consolidated interest or by other title evidence acceptable to Fannie Mae and Freddie Mac. The consolidated principal amount does not exceed the original principal amount of the Mortgage Loan;

          (gg)     Mortgaged Property Undamaged.  There is no proceeding pending
                   ----------------------------
or, to the best of the Company's knowledge, threatened for the total or partial condemnation of the Mortgaged Property. The Mortgaged Property is undamaged by waste, fire, earthquake or earth movement, windstorm, flood, tornado or other casualty so as to affect adversely the value of the Mortgaged Property as security for the Mortgage Loan or the use for which the premises were intended; and

          (hh)     Collection  Practices;  Escrow  Deposits.  The  origination,
                   ----------------------------------------
servicing and collection practices used with respect to the Mortgage Loan have been in accordance with Accepted Servicing Practices, and have been in all respects in compliance with all applicable laws and regulations. With respect to escrow deposits and Escrow Payments, all such payments are in the possession of the Company and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. All Escrow Payments have been collected in full compliance with state and federal law. An escrow of funds is not prohibited by applicable law and has been established in an amount sufficient to pay for every item which remains unpaid and which has been assessed but is not yet due and payable. No escrow deposits or Escrow
Payments or other charges or payments due the Company have been capitalized under the Mortgage or the Mortgage Note. All Mortgage Interest Rate adjustments have been made in strict compliance with state and federal law and the terms of the related Mortgage Note. Any interest required to be paid pursuant to state and local law has been properly paid and credited;

          (ii)     Appraisal.  The  Mortgage  File  contains an appraisal of the
                   ---------
related Mortgage Property signed prior to the approval of the Mortgage Loan application by a qualified appraiser, duly appointed by the Company, who had no interest, direct or indirect in the Mortgaged Property or in any loan made on the security thereof; and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and the appraisal and appraiser both satisfy the requirements of Fannie Mae, Freddie Mac or Title XI of the Federal Institutions Reform, Recovery, and Enforcement Act of 1989 and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated;

          (jj)     Soldiers'  and  Sailors'  Relief  Act.  The Mortgagor has not
                   -------------------------------------
notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Soldiers' and Sailors' Civil Relief Act of 1940;

          (kk)     Environmental  Matters.  The  Mortgaged Property is free from
                   ----------------------
any and all toxic or hazardous substances and there exists no violation of any local, state or federal environmental law, rule or regulation. To the best of the Company's knowledge, there is no pending action or proceeding directly involving any Mortgaged Property of which the Company is aware in which compliance with any environmental law, rule or regulation is an issue; and to the best of the Company's knowledge, nothing further remains to be done to satisfy in full all requirements of each such law, rule or regulation consisting a prerequisite to use and enjoyment of said property;

          (ll)     No  Construction  Loans.  No  Mortgage  Loan  was  made  in
                   -----------------------
connection with (i) the construction or rehabilitation of a Mortgaged Property or (ii) facilitating the trade-in or exchange of a Mortgaged Property;

          (mm)     Insurance.  The  Company  has  caused  or  will  cause  to be
                   ---------
performed any and all acts required to preserve the rights and remedies of the Purchaser in any insurance policies applicable to the Mortgage Loans including, without limitation, any necessary notifications of insurers, assignments of policies or interests therein, and establishments of coinsured, joint loss payee and mortgagee rights in favor of the Purchaser; No action, inaction, or event has occurred and no state of fact exists or has existed that has resulted or will result in the exclusion from, denial of, or defense to coverage under any applicable pool insurance policy, special hazard insurance policy, PMI Policy or bankruptcy bond, irrespective of the cause of such failure of coverage. In connection with the placement of any such insurance, no commission, fee, or other compensation has been or will be received by the Company or any designee of the Company or any corporation in which the Company or any officer, director, or employee had a financial interest at the time of placement of such insurance;

          (nn)     Regarding  the  Mortgagor.  The  Mortgagor  is  one  or  more
                   -------------------------
natural persons and/or trustees for an Illinois land trust or a trustee under a "living trust" and such "living trust" is in compliance with Fannie Mae guidelines for such trusts.

          (oo)     Predatory  Lending  Regulations; High Cost Loans. None of the
                   ------------------------------------------------
Mortgage Loans are classified as (a) "high cost" loans under the Home Ownership and Equity Protection Act of 1994 or (b) "high cost," "threshold," or "predatory" loans under any other applicable state, federal or local law.

          (pp)     Simple  Interest  Mortgage Loans.  None of the Mortgage Loans
                   --------------------------------
are  simple  interest  Mortgage  Loans.

          (qq)     Single  Premium Credit Life Insurance.  None of the proceeds
                   -------------------------------------
of the Mortgage Loan were used to finance single-premium credit life insurance policies.

          (rr)     Tax  Service Contract The Company has obtained a life of
                   ---------------------
loan, transferable real estate Tax Service Contract on each Mortgage Loan and such contract is assignable without penalty, premium or cost to the Purchaser;

          (ss)     Flood Certification Contract. The Company has obtained a
                   ----------------------------
life of loan, transferable flood certification contract with a Approved Flood Certification Provider for each Mortgage Loan and such contract is assignable without penalty, premium or cost to the Purchaser;

          (tt)     FICO  Scores.  Each  Mortgage  Loan  has a non-zero FICO
                     ------------
score;

          (uu)     Prepayment  Fee.  With respect to each Mortgage Loan that has
                   ---------------
a prepayment fee feature, each such prepayment fee is enforceable and will be enforced by the Company, and each prepayment penalty in permitted pursuant to federal, state and local law. No Mortgage Loan will impose a prepayment penalty for a term in excess of five years from the date such Mortgage Loan was originated. Except as otherwise set forth in the related Mortgage Loan Schedule, with respect to each Mortgage Loan that contains a prepayment fee, such prepayment fee is at least equal to the lesser of (A) the maximum amount permitted under applicable law and (B) six months interest at the related Mortgage Interest Rate on the amount prepaid in excess of 20% of the original principal balance of such Mortgage Loan; and

          (vv)     Recordation.  Each original Mortgage was recorded and, except
                   -----------
for those Mortgage Loans subject to the MERS identification system, all subsequent assignments of the original Mortgage (other than the assignment to the Purchaser) have been recorded in the appropriate jurisdictions wherein such recordation is necessary to perfect the lien thereof as against creditors of the Company, or is in the process of being recorded;

          (ww)     Leaseholds.     If  the  Mortgaged  Property  is subject to a
                   ----------
ground lease or any other type of leasehold interest, the ground lease or other leasehold interest exceeds the remaining term of the related Mortgage Loan.

          Section 3.03     Remedies for Breach of Representations and
                           ------------------------------------------
                           Warranties.
                           -----------

          It is understood and agreed that the representations and warranties set forth in Sections 3.01 and 3.02 shall survive the sale of the Mortgage Loans to the Purchaser and the delivery of the Mortgage Loan Documents to the Custodian and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment of Mortgage or the examination or failure to examine any Mortgage File. Upon discovery by either the Company or the Purchaser of a breach of any of the foregoing representations and warranties which materially and adversely affects the value of the Mortgage Loans or the interest of the Purchaser, or which materially and adversely affects the interests of Purchaser in the related Mortgage Loan in the case of a representation and warranty relating to a particular Mortgage Loan (in the case of any of the foregoing, a "Breach"), the
                                                                   ------
party  discovering  such  Breach  shall give prompt written notice to the other.

          With respect to those representations and warranties which are made to the best of the Company's knowledge, if it is discovered by the Company or the Purchaser that the substance of such representation and warranty is inaccurate and such inaccuracy materially and adversely affects the value of the related Mortgage Loan or the interest of the Purchaser (or which materially and adversely affects the value of a Mortgage Loan or the interests of the Purchaser in the related Mortgage Loan in the case of a representation and warranty relating to a particular Mortgage Loan), notwithstanding the Company's lack of knowledge with respect to the substance of such representation and warranty, such inaccuracy shall be deemed a breach of the applicable representation and warranty.

          Within 60 days of the earlier of either discovery by or notice to the Company of any Breach of a representation or warranty, the Company shall use its best efforts promptly to cure such Breach in all material respects and, if such Breach cannot be cured, the Company shall, at the Purchaser's option and subject to Section 3.06, repurchase such Mortgage Loan at the Repurchase Price. In the event that a Breach shall involve any representation or warranty set forth in
Section 3.01, and such Breach cannot be cured within 60 days of the earlier of either discovery by or notice to the Company of such Breach, all of the Mortgage Loans shall, at the Purchaser's option and subject to Section 3.06, be repurchased by the Company at the Repurchase Price. However, if the Breach shall involve a representation or warranty set forth in Section 3.02 and the Company discovers or receives notice of any such Breach within 120 days of the related Closing Date, the Company shall, at the Purchaser's option and provided that the Company has a Qualified Substitute Mortgage Loan, rather than repurchase the Mortgage Loan as provided above, remove such Mortgage Loan (a "Deleted Mortgage
                                                                ----------------
Loan")  and  substitute  in  its  place  a Qualified Substitute Mortgage Loan or
----
Loans, provided that any such substitution shall be effected not later than 120 days after the related Closing Date. If the Company has no Qualified Substitute Mortgage Loan, it shall repurchase the deficient Mortgage Loan. Any repurchase of a Mortgage Loan or Loans pursuant to the foregoing provisions of this Section
3.03 shall be accomplished by deposit in the Custodial Account of the amount of the Repurchase Price for distribution to Purchaser on the next scheduled Remittance Date, after deducting therefrom any amount received in respect of such repurchased Mortgage Loan or Loans and being held in the Custodial Account for future distribution.

          At the time of repurchase or substitution, the Purchaser and the Company shall arrange for the reassignment of the Deleted Mortgage Loan to the Company and the delivery to the Company of any documents held by the Custodian relating to the Deleted Mortgage Loan. In the event of a repurchase or substitution, the Company shall, simultaneously with such reassignment, give written notice to the Purchaser that such repurchase or substitution has taken place, amend the related Mortgage Loan Schedule to reflect the withdrawal of the Deleted Mortgage Loan from this Agreement, and, in the case of substitution, identify a Qualified Substitute Mortgage Loan and amend the related Mortgage Loan Schedule to reflect the addition of such Qualified Substitute Mortgage Loan to this Agreement. In connection with any such substitution, the Company shall be deemed to have made as to such Qualified Substitute Mortgage Loan the representations and warranties set forth in this Agreement except that all such representations and warranties set forth in this Agreement shall be deemed made as of the date of such substitution. The Company shall effect such substitution by delivering to the Custodian for such Qualified Substitute Mortgage Loan the documents required by Section 2.03, with the Mortgage Note endorsed as required by Section 2.03. No substitution will be made in any calendar month after the Determination Date for such month. The Company shall deposit in the Custodial Account the Monthly Payment less the Servicing Fee due on such Qualified
Substitute Mortgage Loan or Loans in the month following the date of such substitution. Monthly Payments due with respect to Qualified Substitute Mortgage Loans in the month of substitution shall be retained by the Company. For the month of substitution, distributions to Purchaser shall include the Monthly Payment due on any Deleted Mortgage Loan in the month of substitution, and the Company shall thereafter be entitled to retain all amounts subsequently received by the Company in respect of such Deleted Mortgage Loan.

          For any month in which the Company substitutes a Qualified Substitute Mortgage Loan for a Deleted Mortgage Loan, the Company shall determine the amount (if any) by which the aggregate principal balance of all Qualified Substitute Mortgage Loans as of the date of substitution is less than the aggregate Stated Principal Balance of all Deleted Mortgage Loans (after application of scheduled principal payments due in the month of substitution). The amount of such shortfall shall be distributed by the Company in the month of substitution pursuant to Section 5.01. Accordingly, on the date of such substitution, the Company shall deposit from its own funds into the Custodial Account an amount equal to the amount of such shortfall.

          Any cause of action against the Company relating to or arising out of the Breach of any representations and warranties made in Sections 3.01 and 3.02 shall accrue as to any Mortgage Loan upon (i) discovery of such Breach by the Purchaser or notice thereof by the Company to the Purchaser, (ii) failure by the Company to cure such Breach or repurchase such Mortgage Loan as specified above, and (iii) demand upon the Company by the Purchaser for compliance with this Agreement.

          Section 3.04     Indemnification.
                           ----------------

          The Company agrees to indemnify the Purchaser and hold it harmless from and against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related any assertion based on, grounded upon resulting from a Breach of any of the Company's representations and warranties contained herein. In addition to the obligations of the Company set forth in this Section 3.04, the Purchaser may pursue any and all remedies otherwise available at law or in equity, including, but not limited to, the right to seek damages. The provisions of this Section 3.04 shall survive termination of this Agreement.

          It is understood and agreed that the obligations of the Company set forth in Sections 3.03 and 3.04 to cure, substitute for or repurchase a defective Mortgage Loan and to indemnify the Purchaser constitute the sole remedies of the Purchaser respecting a Breach of the foregoing representations and warranties.


          Section 3.05     Repurchase Upon Conversion.
                           ---------------------------

          In the event the Mortgagor under any Convertible Mortgage Loan elects to convert said Mortgage Loan to a fixed rate mortgage loan, as provided in the related Mortgage Note, then the Company shall repurchase the related Mortgage Loan in the month the conversion takes place and in the manner prescribed in
Section 3.04 at the Repurchase Price.

          Section 3.06     Restrictions and Requirements Applicable in the Event
                           -----------------------------------------------------
                           that a Mortgage Loan is Acquired by a REMIC
                           -------------------------------------------

          In the event that any Mortgage Loan is held by a REMIC, notwithstanding any contrary provision of this Agreement, the following provisions shall be applicable to such Mortgage Loan:

          (A)     Repurchase  of  Mortgage  Loans.
                  -------------------------------

          With respect to any Mortgage Loan that is not in default or as to which no default is imminent, no repurchase or substitution pursuant to Subsection 3.03, 3.05, 3.07 or 7.02 shall be made, unless, if so required by the applicable REMIC Documents the Company has obtained an Opinion of Counsel to the effect that such repurchase will not (i) result in the imposition of taxes on "prohibited transactions" of such REMIC (as defined in Section 860F of the Code) or otherwise subject the REMIC to tax, or (ii) cause the REMIC to fail to qualify as a REMIC at any time.

          (B)     General  Servicing  Obligations.
                  -------------------------------

          The Company shall sell any REO Property within two years after its acquisition by the REMIC unless (i) the Company applies for an extension of such two-year period from the Internal Revenue Service pursuant to the REMIC Provisions and Code Section 856(e)(3), in which event such REO Property shall be sold within the applicable extension period, or (ii) the Company obtains for the Purchaser an Opinion of Counsel, addressed to the Purchaser and the Company, to the effect that the holding by the REMIC of such REO Property subsequent to such two year period will not result in the imposition of taxes on "prohibited transactions" as defined in Section 860F of the Code or cause the REMIC to fail to qualify as a REMIC under the REMIC Provisions or comparable provisions of relevant state laws at any time. The Company shall manage, conserve, protect and operate each REO Property for the Purchaser solely for the purpose of its prompt disposition and sale in a manner which does not cause such REO Property to fail to qualify as "foreclosure property" within the meaning of Section 860G(a)(8) or result in the receipt by the REMIC of any "income from non-permitted assets" within the meaning of Section 860F(a)(2)(B) of the Code or any "net income from foreclosure property" which is subject to taxation under Section 860G(a)(1) of the Code. Pursuant to its efforts to sell such REO Property, the Company shall either itself or through an agent selected by the Company protect and conserve such REO Property in the same manner and to such extent as is customary in the locality where such REO Property is located and may, incident to its conservation and protection of the interests of the Purchaser, rent the same, or any part thereof, as the Company deems to be in the best interest of the Company and the Purchaser for the period prior to the sale of such REO Property; provided, however, that any rent received or accrued with respect to such REO Property qualifies as "rents from real property" as defined in Section 856(d) of the Code.

          (C)     Additional  Covenants.
                  ---------------------

          In addition to the provision set forth in this Section 3.06, if a REMIC election is made with respect to the arrangement under which any of the Mortgage Loans or REO Properties are held, then, with respect to such Mortgage Loans and/or REO Properties, and notwithstanding the terms of this Agreement, the Company shall not take any action, cause the REMIC to take any action or fail to take (or fail to cause to be taken) any action that, under the REMIC Provisions, if taken or not taken, as the case may be, could (i) endanger the status of the REMIC as a REMIC or (ii) result in the imposition of a tax upon the REMIC (including but not limited to the tax on "prohibited transactions" as defined in Section 860F(a)(2) of the Code and the tax on "contributions" to a REMIC set forth in Section 860G(d) of the Code) unless the Company has received an Opinion of Counsel (at the expense of the party seeking to take such action) to the effect that the contemplated action will not endanger such REMIC status or result in the imposition of any such tax.

          If a REMIC election is made with respect to the arrangement under which any Mortgage Loans or REO Properties are held, the Company shall amend this Agreement such that it will meet all Rating Agency requirements.

          Section 3.07     Review of Mortgage Loans
                           ------------------------

          From the related Closing Date until the date 15 days after the related Closing Date, the Purchaser shall have the right to review the Mortgage Files and obtain BPOs and other property evaluations on the Mortgaged Properties relating to the Mortgage Loans purchased on the related Closing Date, with the results of such BPO or property evaluation reviews to be communicated to the Company for a period up to 15 days after the related Closing Date. In addition, the Purchaser shall have the right to reject any Mortgage Loan which in the Purchaser's sole determination (i) fails to conform to the Underwriting
Guidelines, (ii) the value of the Mortgaged Property pursuant to any BPO or property evaluation varies by more than plus or minus 15% from the lesser of (A) the original appraised value of the Mortgage Property or (B) the purchase price of the Mortgaged Property as of the date of origination (a "Value Issue"), (iii)
                                                            -----------
the Mortgage Loan is underwritten without verification of the Borrower's income and assets and there is no credit report and credit score or (iv) the Purchaser deems the Mortgage Loan not to be an acceptable credit risk. The Company shall repurchase the rejected Mortgage Loan in the manner prescribed in Section 3.03 upon receipt of notice from the Purchaser of the rejection of such Mortgage Loan; provided, that, in the event that the Purchaser rejects a Mortgage Loan due to a Value Issue, the Company may submit to the Purchaser an additional property evaluation for purposes of demonstrating that the Mortgage Loan does not have a Value Issue. If the Purchaser and the Company fail to resolve such Value Issue within two weeks of the Purchaser presenting such Value Issue to the Company, then Company shall have the right to promptly (a) substitute such Mortgage Loan with a Qualified Substitute Mortgage Loan meeting all the terms hereof, or (b) repurchase such Mortgage Loan in the manner prescribed in Section
3.03. Any rejected Mortgage Loan shall be removed from the terms of this Agreement. The Company shall make available all files required by Purchaser in order to complete its review, including capturing all CRA/HMDA required data fields. Any review performed by the Purchaser prior to the related Closing Date does not limit the Purchaser's rights or the Company's obligations under this section. To the extent that the Purchaser's review discloses that the Mortgage Loans do not conform to the Underwriting Guidelines or the terms set forth in the Purchaser Price and Terms Letter, the Purchaser may in its sole discretion increase its due diligence review and obtain additional BPO's or other property evaluations. The additional review may be for any reason including but not limited to credit quality, property valuations, and data integrity.

                                   ARTICLE IV

                 ADMINISTRATION AND SERVICING OF MORTGAGE LOANS
                 ----------------------------------------------

          Section 4.01     Company to Act as Servicer.
                           ---------------------------

          The Company shall service and administer the Mortgage Loans and shall have full power and authority, acting alone, to do any and all things in connection with such servicing and administration which the Company may deem necessary or desirable, consistent with the terms of this Agreement and with Accepted Servicing Practices.

          Consistent with the terms of this Agreement, the Company may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of strict compliance with any such term or in any manner grant indulgence to any Mortgagor if in the Company's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Purchasers, provided, however, that the Company shall not make any future advances with respect to a Mortgage Loan and (unless the Mortgagor is in default with respect to the Mortgage Loan or such default is, in the judgment of the Company, imminent and the Company has obtained the prior written consent of the Purchaser) the Company shall not permit any modification of any material term of any Mortgage Loan including any modifications that would change the Mortgage Interest Rate change the Index, Lifetime Mortgage Interest Rate Cap, Initial Rate Cap or Gross Margin of any Mortgage Loan, defer or forgive the payment of principal or interest, reduce or increase the outstanding principal balance (except for actual payments of principal) or change the final maturity date on such Mortgage Loan. In the event of any such modification which permits the deferral of interest or principal payments on any Mortgage Loan, the Company shall, on the Business Day immediately preceding the Remittance Date in any month in which any such principal or interest payment has been deferred, deposit in the Custodial Account from its own funds, in accordance with Section 5.03, the difference between (a) such month's principal and one month's interest at the Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan and (b) the amount paid by the Mortgagor. The Company shall be entitled to reimbursement for such advances to the same extent as for all other advances made pursuant to Section 5.03. Without limiting the generality of the foregoing, the Company shall continue, and is hereby authorized and empowered, to execute and deliver on behalf of itself and the Purchasers, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties. If reasonably required by the Company, the Purchaser shall furnish the Company with any powers of attorney and other documents necessary or appropriate to enable the Company to carry out its servicing and administrative duties under this Agreement.

          In servicing and administering the Mortgage Loans, the Company shall employ procedures (including collection procedures) and exercise the same care that it customarily employs and exercises in servicing and administering mortgage loans for its own account, giving due consideration to Accepted Servicing Practices where such practices do not conflict with the requirements of this Agreement, and the Purchaser's reliance on the Company.

          The Mortgage Loans may be subserviced by the Subservicer on behalf of the Company provided that the Subservicer is a Fannie Mae-approved lender or a Freddie Mac seller/servicer in good standing, and no event has occurred, including but not limited to a change in insurance coverage, which would make it unable to comply with the eligibility requirements for lenders imposed by Fannie Mae or for seller/servicers imposed by Freddie Mac, or which would require notification to Fannie Mae or Freddie Mac. The Company may perform any of its servicing responsibilities hereunder or may cause the Subservicer to perform any such servicing responsibilities on its behalf, but the use by the Company of the Subservicer shall not release the Company from any of its obligations hereunder and the Company shall remain responsible hereunder for all acts and omissions of the Subservicer as fully as if such acts and omissions were those of the Company. The Company shall pay all fees and expenses of the Subservicer from its own funds, and the Subservicer's fee shall not exceed the Servicing Fee.

          At the cost and expense of the Company, without any right of reimbursement from the Custodial Account, the Company shall be entitled to terminate the rights and responsibilities of the Subservicer and arrange for any servicing responsibilities to be performed by a successor Subservicer meeting the requirements in the preceding paragraph, provided, however, that nothing contained herein shall be deemed to prevent or prohibit the Company, at the Company's option, from electing to service the related Mortgage Loans itself. In the event that the Company's responsibilities and duties under this Agreement are terminated pursuant to Section 9.04, 10.01 or 11.02, and if requested to do so by the Purchaser, the Company shall at its own cost and expense terminate the rights and responsibilities of the Subservicer as soon as is reasonably possible. The Company shall pay all fees, expenses or penalties necessary in order to terminate the rights and responsibilities of the Subservicer from the Company's own funds without reimbursement from the Purchaser.

          Notwithstanding any of the provisions of this Agreement relating to agreements or arrangements between the Company and the Subservicer or any reference herein to actions taken through the Subservicer or otherwise, the Company shall not be relieved of its obligations to the Purchaser and shall be obligated to the same extent and under the same terms and conditions as if it alone were servicing and administering the Mortgage Loans. The Company shall be entitled to enter into an agreement with the Subservicer for indemnification of the Company by the Subservicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification.

          Any Subservicing Agreement and any other transactions or services relating to the Mortgage Loans involving the Subservicer shall be deemed to be between the Subservicer and Company alone, and the Purchaser shall have no obligations, duties or liabilities with respect to the Subservicer including no obligation, duty or liability of Purchaser to pay the Subservicer's fees and expenses. For purposes of distributions and advances by the Company pursuant to this Agreement, the Company shall be deemed to have received a payment on a Mortgage Loan when the Subservicer has received such payment.

          Section 4.02     Liquidation of Mortgage Loans.
                           ------------------------------

          In the event that any payment due under any Mortgage Loan and not postponed pursuant to Section 4.01 is not paid when the same becomes due and payable, or in the event the Mortgagor fails to perform any other covenant or obligation under the Mortgage Loan and such failure continues beyond any applicable grace period, the Company shall take such action as (1) the Company would take under similar circumstances with respect to a similar mortgage loan held for its own account for investment, (2) shall be consistent with Accepted Servicing Practices, (3) the Company shall determine prudently to be in the best interest of Purchaser, and (4) is consistent with any related PMI Policy. In the event that any payment due under any Mortgage Loan is not postponed pursuant to
Section 4.01 and remains delinquent for a period of 90 days or any other default continues for a period of 90 days beyond the expiration of any grace or cure period, the Company shall commence foreclosure proceedings, provided that, prior to commencing foreclosure proceedings, the Company shall notify the Purchaser in writing of the Company's intention to do so, and the Company shall not commence foreclosure proceedings if the Purchaser objects to such action within 10 Business Days of receiving such notice. In the event the Purchaser objects to such foreclosure action, the Company shall not be required to make Monthly Advances with respect to such Mortgage Loan, pursuant to Section 5.03, and the Company's obligation to make such Monthly Advances shall terminate on the 90th day referred to above. In such connection, the Company shall from its own funds make all necessary and proper Servicing Advances, provided, however, that the Company shall not be required to expend its own funds in connection with any foreclosure or towards the restoration or preservation of any Mortgaged Property, unless it shall determine (a) that such preservation, restoration and/or foreclosure will increase the proceeds of liquidation of the Mortgage Loan to Purchaser after reimbursement to itself for such expenses and (b) that such expenses will be recoverable by it either through Liquidation Proceeds (respecting which it shall have priority for purposes of withdrawals from the Custodial Account pursuant to Section 4.05) or through Insurance Proceeds (respecting which it shall have similar priority).

          Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Company has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Purchaser otherwise requests an environmental inspection or review of such Mortgaged Property to be conducted by a qualified inspector. Upon completion of the inspection, the Company shall promptly provide the Purchaser with a written report of the environmental inspection.

          After reviewing the environmental inspection report, the Purchaser shall determine how the Company shall proceed with respect to the Mortgaged Property. In the event (a) the environmental inspection report indicates that the Mortgaged Property is contaminated by hazardous or toxic substances or wastes and (b) the Purchaser directs the Company to proceed with foreclosure or acceptance of a deed in lieu of foreclosure, the Company shall be reimbursed for all costs associated with such foreclosure or acceptance of a deed in lieu of foreclosure and any related environmental clean up costs, as applicable, from the related Liquidation Proceeds, or if the Liquidation Proceeds are insufficient to fully reimburse the Company, the Company shall be entitled to be reimbursed from amounts in the Custodial Account pursuant to Section 4.05 hereof. In the event the Purchaser directs the Company not to proceed with foreclosure or acceptance of a deed in lieu of foreclosure, the Company shall be reimbursed for all Servicing Advances made with respect to the related Mortgaged Property from the Custodial Account pursuant to Section 4.05 hereof.

          Section 4.03     Collection of Mortgage Loan Payments.
                           -------------------------------------

          Continuously from the date hereof until the principal and interest on all Mortgage Loans are paid in full, the Company shall proceed diligently to collect all payments due under each of the Mortgage Loans when the same shall become due and payable and shall take special care in ascertaining and estimating Escrow Payments and all other charges that will become due and payable with respect to the Mortgage Loan and the Mortgaged Property, to the end that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.

          Section 4.04     Establishment of and Deposits to Custodial Account.
                           ---------------------------------------------------

          The Company shall segregate and hold all funds collected and received pursuant to a Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts, in the form of time deposit or demand accounts, titled "Countrywide Home Loans, Inc. in trust for EMC Mortgage Corporation, as purchaser of Residential Adjustable Rate Mortgage Loans and various Mortgagors". The Custodial Account shall be established with a Qualified Depository acceptable to the Purchaser. Any funds deposited in the Custodial Account shall at all times be fully insured to the full extent permitted under applicable law. Funds deposited in the Custodial Account may be drawn on by the Company in accordance with Section
4.05. The creation of any Custodial Account shall be evidenced by a certification in the form of Exhibit D-1 hereto, in the case of an account
                                  ------------
established  with  the  Company, or by a letter agreement in the form of Exhibit
                                                                         -------
D-2  hereto,  in  the  case  of  an  account held by a depository other than the
---
Company. A copy of such certification or letter agreement shall be furnished to the Purchaser and, upon request, to any subsequent Purchaser.

          The Company shall deposit in the Custodial Account within two Business Days of receipt, and retain therein, the following collections received by the Company and payments made by the Company after the related Cut-off Date, (other than payments of principal and interest due on or before the related Cut-off Date, or received by the Company prior to the related Cut-off Date but allocable to a period subsequent thereto or with respect to each LPMI Loan, in the amount of the LPMI Fee):

          (i) all payments on account of principal on the Mortgage Loans, including all Principal Prepayments;

          (ii) all payments on account of interest on the Mortgage Loans adjusted to the Mortgage Loan Remittance Rate;

          (iii)  all  Liquidation  Proceeds;

          (iv) all Insurance Proceeds including amounts required to be deposited pursuant to Section 4.10, Section 4.11, Section 4.14 and Section 4.15;

          (v) all Condemnation Proceeds which are not applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Section 4.14;

          (vi) any amount required to be deposited in the Custodial Account pursuant to Section 4.01, 4.09, 5.03, 6.01 or 6.02;

          (vii) any amounts payable in connection with the repurchase of any Mortgage Loan pursuant to Section 3.03, 3.05 or 3.07 and all amounts required to be deposited by the Company in connection with a shortfall in principal amount of any Qualified Substitute Mortgage Loan pursuant to
     Section  3.03;

          (viii) with respect to each Principal Prepayment in full or in part, the Prepayment Interest Shortfall Amount, if any, for the month of distribution. Such deposit shall be made from the Company's own funds, without reimbursement therefor up to a maximum amount per month of the Servicing Fee actually received for such month for the Mortgage Loans;

          (ix)  any  amounts required to be deposited by the Company pursuant to
     Section 4.11 in connection with the deductible clause in any blanket hazard insurance policy; and

          (x)  any  amounts  received  with  respect  to  or  related to any REO
     Property  and  all  REO  Disposition  Proceeds  pursuant  to  Section 4.16.

          The foregoing requirements for deposit into the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, need not be deposited by the Company into the Custodial Account. Any interest paid on funds deposited in the Custodial Account by the depository institution shall accrue to the benefit of the Company and the Company shall be entitled to retain and withdraw such interest from the Custodial Account pursuant to Section 4.05.

          Section 4.05     Permitted Withdrawals From Custodial Account.
                           ---------------------------------------------

          The Company shall, from time to time, withdraw funds from the Custodial Account for the following purposes:

          (i) to make payments to the Purchaser in the amounts and in the manner provided for in Section 5.01;

          (ii) to reimburse itself for Monthly Advances of the Company's funds made pursuant to Section 5.03, the Company's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late payments of principal and/or interest respecting which any such advance was made, it being understood that, in the case of any such reimbursement, the Company's right thereto shall be prior to the rights of Purchaser, except that, where the Company is required to repurchase a Mortgage Loan pursuant to Section 3.03, 3.05,
     3.07 or 6.02, the Company's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such sections and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

          (iii) to reimburse itself for unreimbursed Servicing Advances, and for any unpaid Servicing Fees, the Company's right to reimburse itself pursuant to this subclause (iii) with respect to any Mortgage Loan being limited to related Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds and such other amounts as may be collected by the Company from the Mortgagor or otherwise relating to the Mortgage Loan, it being understood that, in the case of any such reimbursement, the Company's right thereto shall be prior to the rights of Purchaser except where the Company is required to repurchase a Mortgage Loan pursuant to Section 3.03, 3.05, 3.07 or 6.02, in which case the Company's right to such reimbursement shall be subsequent to the payment to the Purchasers of the Repurchase Price pursuant to such sections and all other amounts required to be paid to the Purchasers with respect to such Mortgage Loan;

          (iv)  to  pay  itself  interest  on  funds  deposited in the Custodial
     Account;

          (v) to reimburse itself for expenses incurred and reimbursable to it pursuant to Section 9.01;

          (vi) to pay any amount required to be paid pursuant to Section 4.16 related to any REO Property, it being understood that in the case of any such expenditure or withdrawal related to a particular REO Property, the amount of such expenditure or withdrawal from the Custodial Account shall be limited to amounts on deposit in the Custodial Account with respect to the related REO Property;

          (vii) to clear and terminate the Custodial Account upon the termination of this Agreement; and

          (viii)  to  withdraw  funds  deposited  in  error.

          In the event that the Custodial Account is interest bearing, on each Remittance Date, the Company shall withdraw all funds from the Custodial Account except for those amounts which, pursuant to Section 5.01, the Company is not obligated to remit on such Remittance Date. The Company may use such withdrawn funds only for the purposes described in this Section 4.05.

          Section 4.06     Establishment of and Deposits to Escrow Account.
                           ------------------------------------------------

          The Company shall segregate and hold all funds collected and received pursuant to a Mortgage Loan constituting Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts, in the form of time deposit or demand accounts, titled, "Countrywide Home Loans, Inc., in trust for the EMC Mortgage Corporation, as purchaser of Residential Adjustable Rate Mortgage Loans and various Mortgagors". The Escrow Accounts shall be established with a Qualified Depository, in a manner which shall provide maximum available insurance thereunder. Funds deposited in the Escrow Account may be drawn on by the Company in accordance with Section 4.07. The creation of any Escrow Account shall be evidenced by a certification in the form of Exhibit E-1 hereto, in the case of an account
                                  ------------
established  with  the  Company, or by a letter agreement in the form of Exhibit
                                                                         -------
E-2  hereto,  in  the  case  of  an  account held by a depository other than the
---
Company. A copy of such certification shall be furnished to the Purchaser and, upon request, to any subsequent Purchaser.

          The Company shall deposit in the Escrow Account or Accounts within two Business Days of receipt, and retain therein:

          (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any such items as required under the terms of this Agreement; and

          (ii) all amounts representing Insurance Proceeds or Condemnation Proceeds which are to be applied to the restoration or repair of any Mortgaged Property.

          The Company shall make withdrawals from the Escrow Account only to effect such payments as are required under this Agreement, as set forth in
Section 4.07. The Company shall be entitled to retain any interest paid on funds deposited in the Escrow Account by the depository institution, other than interest on escrowed funds required by law to be paid to the Mortgagor. To the extent required by law, the Company shall pay interest on escrowed funds to the Mortgagor notwithstanding that the Escrow Account may be non-interest bearing or that interest paid thereon is insufficient for such purposes.

          Section 4.07     Permitted Withdrawals From Escrow Account.
                           ------------------------------------------

          Withdrawals from the Escrow Account or Accounts may be made by the Company only:

          (i) to effect timely payments of ground rents, taxes, assessments, water rates, mortgage insurance premiums, condominium charges, fire and hazard insurance premiums or other items constituting Escrow Payments for the related Mortgage;

          (ii) to reimburse the Company for any Servicing Advances made by the Company pursuant to Section 4.08 with respect to a related Mortgage Loan, but only from amounts received on the related Mortgage Loan which represent late collections of Escrow Payments thereunder;

          (iii) to refund to any Mortgagor any funds found to be in excess of the amounts required under the terms of the related Mortgage Loan;

          (iv) for transfer to the Custodial Account and application to reduce the principal balance of the Mortgage Loan in accordance with the terms of the related Mortgage and Mortgage Note;

          (v) for application to restoration or repair of the Mortgaged Property in accordance with the procedures outlined in Section 4.14;

          (vi) to pay to the Company, or any Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;

          (vii) to clear and terminate the Escrow Account on the termination of this Agreement; and

          (viii)  to  withdraw  funds  deposited  in  error.

          Section 4.08     Payment of Taxes, Insurance and Other Charges.
                           ----------------------------------------------

          With respect to each Mortgage Loan, the Company shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates, sewer rents, and other charges which are or may become a lien upon the Mortgaged Property and the status of PMI Policy premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges (including renewal premiums) and shall effect payment thereof prior to the applicable penalty or termination date, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Company in amounts sufficient for such purposes, as allowed under the terms of the Mortgage. To the extent that a Mortgage does not provide for Escrow Payments, the Company shall determine that any such payments are made by the Mortgagor at the time they first become due. The Company assumes full responsibility for the timely payment of all such bills and shall effect timely payment of all such charges irrespective of each Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments, and the Company shall make advances from its own funds to effect such payments.

          Section 4.09     Protection of Accounts.
                           -----------------------

          The Company may transfer the Custodial Account or the Escrow Account to a different Qualified Depository from time to time. Upon any such transfer, the Company shall promptly notify the Purchaser and deliver to the Purchaser a Custodial Account Certification or Escrow Account Certification (as applicable) in the form of Exhibit D-1 or E-1 to this agreement.

          The Company shall bear any expenses, losses or damages sustained by the Purchaser because the Custodial Account and/or the Escrow Account are not demand deposit accounts.

          Amounts on deposit in the Custodial Account and the Escrow Account may at the option of the Company be invested in Eligible Investments; provided that in the event that amounts on deposit in the Custodial Account or the Escrow Account exceed the amount fully insured by the FDIC (the "Insured Amount") the
                                                            --------------
Company shall be obligated to invest the excess amount over the Insured Amount in Eligible Investments on the same Business Day as such excess amount becomes present in the Custodial Account or the Escrow Account. Any such Eligible Investment shall mature no later than the Determination Date next following the date of such Eligible Investment, provided, however, that if such Eligible Investment is an obligation of a Qualified Depository (other than the Company) that maintains the Custodial Account or the Escrow Account, then such Eligible Investment may mature on such Remittance Date. Any such Eligible Investment shall be made in the name of the Company in trust for the benefit of the Purchaser. All income on or gain realized from any such Eligible Investment shall be for the benefit of the Company and may be withdrawn at any time by the Company. Any losses incurred in respect of any such investment shall be deposited in the Custodial Account or the Escrow Account, by the Company out of its own funds immediately as realized.

          Section 4.10     Maintenance of Hazard Insurance.
                           --------------------------------

          The Company shall cause to be maintained for each Mortgage Loan hazard insurance such that all buildings upon the Mortgaged Property are insured by a generally acceptable insurer rated A:VI or better in the current Best's Key Rating Guide ("Best's") against loss by fire, hazards of extended coverage and
                 ------
such other hazards as are customary in the area where the Mortgaged Property is located, in an amount which is at least equal to the lesser of (i) the replacement value of the improvements securing such Mortgage Loan and (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan and (b) an amount such that the proceeds thereof shall be sufficient to prevent the Mortgagor or the loss payee from becoming a co-insurer.

          If a Mortgaged Property is located in an area identified in the Federal Register by the Flood Emergency Management Agency as having special flood hazards (and such flood insurance has been made available) a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration is in effect with a generally acceptable insurance carrier rated A:VI or better in Best's in an amount representing coverage equal to the lesser of (i) the minimum amount required, under the terms of coverage, to compensate for any damage or loss on a replacement cost basis (or the unpaid balance of the mortgage if replacement cost coverage is not available for the type of building insured) and (ii) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended. If at any time during the term of the Mortgage Loan, the Company determines in accordance with applicable law and pursuant to the Fannie Mae Guides that a Mortgaged Property is located in a special flood hazard area and is not covered by flood insurance or is covered in an amount less than the amount required by the Flood Disaster Protection Act of 1973, as amended, the Company shall notify the related Mortgagor that the Mortgagor must obtain such flood insurance coverage, and if said Mortgagor fails to obtain the required flood insurance coverage within forty-five (45) days after such notification, the Company shall immediately force place the required flood insurance on the Mortgagor's behalf.

          If a Mortgage is secured by a unit in a condominium project, the Company shall verify that the coverage required of the owner's association, including hazard, flood, liability, and fidelity coverage, is being maintained in accordance with then current Fannie Mae requirements, and secure from the owner's association its agreement to notify the Company promptly of any change in the insurance coverage or of any condemnation or casualty loss that may have a material effect on the value of the Mortgaged Property as security.

          The Company shall cause to be maintained on each Mortgaged Property earthquake or such other or additional insurance as may be required pursuant to such applicable laws and regulations as shall at any time be in force and as shall require such additional insurance, or pursuant to the requirements of any private mortgage guaranty insurer, or as may be required to conform with Accepted Servicing Practices.

          In the event that any Purchaser or the Company shall determine that the Mortgaged Property should be insured against loss or damage by hazards and risks not covered by the insurance required to be maintained by the Mortgagor pursuant to the terms of the Mortgage, the Company shall communicate and consult with the Mortgagor with respect to the need for such insurance and bring to the Mortgagor's attention the desirability of protection of the Mortgaged Property.

          All policies required hereunder shall name the Company as loss payee and shall be endorsed with standard or union mortgagee clauses, without contribution, which shall provide for at least 30 days prior written notice of any cancellation, reduction in amount or material change in coverage.

          The Company shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Company shall not accept any such insurance policies from insurance companies unless such companies are rated A:VI or better in Best's and are licensed to do business in the jurisdiction in which the Mortgaged Property is located. The Company shall determine that such policies provide sufficient risk coverage and amounts, that they insure the property owner, and that they properly describe the property address. The Company shall furnish to the Mortgagor a formal notice of expiration of any such insurance in sufficient time for the Mortgagor to arrange for renewal coverage by the expiration date.

          Pursuant to Section 4.04, any amounts collected by the Company under any such policies (other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the related Mortgaged Property, or property acquired in liquidation of the Mortgage Loan, or to be released to the Mortgagor, in accordance with the Company's normal servicing procedures as specified in Section 4.14) shall be deposited in the Custodial Account subject to withdrawal pursuant to Section 4.05.

          Section 4.11     Maintenance of Mortgage Impairment Insurance.
                           ---------------------------------------------

          In the event that the Company shall obtain and maintain a blanket policy insuring against losses arising from fire and hazards covered under extended coverage on all of the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to Section
4.10 and otherwise complies with all other requirements of Section 4.10, it shall conclusively be deemed to have satisfied its obligations as set forth in
Section 4.10. Any amounts collected by the Company under any such policy relating to a Mortgage Loan shall be deposited in the Custodial Account subject to withdrawal pursuant to Section 4.05. Such policy may contain a deductible clause, in which case, in the event that there shall not have been maintained on the related Mortgaged Property a policy complying with Section 4.10, and there shall have been a loss which would have been covered by such policy, the Company shall deposit in the Custodial Account at the time of such loss the amount not otherwise payable under the blanket policy because of such deductible clause, such amount to deposited from the Company's funds, without reimbursement therefor. Upon request of any Purchaser, the Company shall cause to be delivered to such Purchaser a certified true copy of such policy and a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without 30 days' prior written notice to such Purchaser.

          Section 4.12     Maintenance of Fidelity Bond and Errors and Omissions
                           -----------------------------------------------------
                           Insurance.
                           ----------

          The Company shall maintain with responsible companies, at its own expense, a blanket Fidelity Bond and an Errors and Omissions Insurance Policy, with broad coverage on all officers, employees or other persons acting in any capacity requiring such persons to handle funds, money, documents or papers relating to the Mortgage Loans ("Company Employees"). Any such Fidelity Bond and
                                 -----------------
Errors and Omissions Insurance Policy shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Company against losses, including forgery, theft, embezzle-ment, fraud, errors and omissions and negligent acts of such Company Employees. Such Fidelity Bond and Errors and Omissions Insurance Policy also shall protect and insure the Company against losses in connection with the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring such Fidelity Bond and Errors and Omissions Insurance Policy shall diminish or relieve the Company from its duties and obligations as set forth in this Agreement. The minimum coverage under any such bond and insurance policy shall be acceptable to Fannie Mae or Freddie Mac. Upon the request of any Purchaser, the Company shall cause to be delivered to such Purchaser a certified true copy of such fidelity bond and insurance policy and a statement from the surety and the insurer that such fidelity bond and insurance policy shall in no event be terminated or materially modified without 30 days' prior written notice to the Purchaser.

          Section 4.13     Inspections.
                           ------------

          The Company shall inspect the Mortgaged Property as often as deemed necessary by the Company to assure itself that the value of the Mortgaged Property is being preserved. In addition, if any Mortgage Loan is more than 60 days delinquent, the Company immediately shall inspect the Mortgaged Property and shall conduct subsequent inspections in accordance with Accepted Servicing Practices or as may be required by the primary mortgage guaranty insurer. The Company shall keep a written report of each such inspection.

          Section 4.14     Restoration of Mortgaged Property.
                           ----------------------------------

          The Company need not obtain the approval of the Purchaser prior to releasing any Insurance Proceeds or Condemnation Proceeds to the Mortgagor to be applied to the restoration or repair of the Mortgaged Property if such release is in accordance with Accepted Servicing Practices. At a minimum, the Company shall comply with the following conditions in connection with any such release of Insurance Proceeds or Condemnation Proceeds:

          (i) the Company shall receive satisfactory independent verification of completion of repairs and issuance of any required approvals with respect thereto;

          (ii) the Company shall take all steps necessary to preserve the priority of the lien of the Mortgage, including, but not limited to requiring waivers with respect to mechanics' and materialmen's liens;

          (iii) the Company shall verify that the Mortgage Loan is not in default; and

          (iv) pending repairs or restoration, the Company shall place the Insurance Proceeds or Condemnation Proceeds in the Custodial Account.

          If the Purchaser is named as an additional loss payee, the Company is hereby empowered to endorse any loss draft issued in respect of such a claim in the name of the Purchaser.

          Section 4.15     Maintenance of PMI and LPMI Policy; Claims.
                           -------------------------------------------

          (a) With respect to each Mortgage Loan with a LTV in excess of 95%, the Company shall:

          (i) with respect to Mortgage Loans which are not LPMI Loans, in accordance with state and federal laws and without any cost to the Purchaser, maintain or cause the Mortgagor to maintain in full force and effect a PMI Policy with a minimum of 35% coverage insuring that portion of the Mortgage Loan in excess of 68% (or such other percentage as stated in the related Acknowledgment Agreement) of value, and shall pay or shall cause the Mortgagor to pay the premium thereon on a timely basis, until the LTV of such Mortgage Loan is reduced to 80%. In the event that such PMI Policy shall be terminated, the Company shall obtain from another Qualified Insurer a comparable replacement policy, with a total coverage equal to the remaining coverage of such terminated PMI Policy, at substantially the same fee level. If the insurer shall cease to be a Qualified Insurer, the Company shall determine whether recoveries under the PMI Policy are jeopardized for reasons related to the financial condition of such insurer, it being understood that the Company shall in no event have any responsibility or liability for any failure to recover under the PMI Policy for such reason. If the Company determines that recoveries are so jeopardized, it shall notify the Purchaser and the Mortgagor, if required, and obtain from another Qualified Insurer a replacement insurance policy. The Company shall not take any action which would result in noncoverage under any applicable PMI Policy of any loss which, but for the actions of the Company would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 4.01, the Company shall promptly notify the insurer under the related PMI Policy, if any, of such assumption or substitution of liability in accordance with the terms of such PMI Policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under such PMI Policy. If such PMI Policy is terminated as a result of such assumption or substitution of liability, the Company shall obtain a replacement PMI Policy as provided above.

           (ii) with respect to LPMI Loans, maintain in full force and effect an LPMI Policy insuring that portion of the Mortgage Loan with a minimum of 35% coverage insuring that portion of the Mortgage Loan in excess of 68% (or such other percentage as stated in the related Acknowledgment Agreement) of value, and from time to time, withdraw the LPMI Fee with respect to such LPMI Loan from the Custodial Account in order to pay the premium thereon on a timely basis, until the LTV of such Mortgage Loan is reduced to 80%. In the event that the interest payments made with respect to any LPMI Loan are less than the LPMI Fee, the Company shall advance from its own funds the amount of any such shortfall in the LPMI Fee, in payment of the premium on the related LPMI Policy. Any such advance shall be a Servicing Advance subject to reimbursement pursuant to the provisions on Section 2.05. In the event that such LPMI Policy shall be terminated, the Company shall obtain from another Qualified Insurer a comparable replacement policy, with a total coverage equal to the remaining coverage of such terminated LPMI Policy, at substantially the same fee level. If the insurer shall cease to be a Qualified Insurer, the Company shall determine whether recoveries under the LPMI Policy are jeopardized for reasons related to the financial condition of such insurer, it being understood that the Company shall in no event have any responsibility or liability for any failure to recover under the LPMI Policy for such reason. If the Company determines that recoveries are so jeopardized, it shall notify the Purchaser and the Mortgagor, if required, and obtain from another Qualified Insurer a replacement insurance policy. The Company shall not take any action which would result in noncoverage under any applicable LPMI Policy of any loss which, but for the actions of the Company would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 6.01, the Company shall promptly notify the insurer under the related LPMI Policy, if any, of such assumption or substitution of liability in accordance with the terms of such LPMI Policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under such PMI Policy. If such LPMI Policy is terminated as a result of such assumption or substitution of liability, the Company shall obtain a replacement LPMI Policy as provided above.

          (b) In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the insurer under any PMI Policy or LPMI Policy in a timely fashion in accordance with the terms of such PMI Policy or LPMI Policy and, in this regard, to take such action as shall be necessary to permit recovery under any PMI Policy or LPMI Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Company under any PMI Policy or LPMI Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to
Section  4.05.

          (c) Purchaser, in its sole discretion, at any time, may (i) either obtain an additional PMI Policy on any Mortgage Loan which already has a PMI
Policy in place, or (ii) obtain a PMI Policy for any Mortgage Loan which does not already have a PMI Policy in place. In any event, the Company agrees to administer such PMI Policies in accordance with the Agreement or any Reconstitution Agreement.

          Section 4.16     Title, Management and Disposition of REO Property.
                           --------------------------------------------------

          In the event that title to any Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Purchaser, or in the event the Purchaser is not authorized or permitted to hold title to real property in the state where the REO Property is located, or would be adversely affected under the "doing business" or tax laws of such state by so holding title, the deed or certificate of sale shall be taken in the name of such Person or Persons as shall be consistent with an Opinion of Counsel obtained by the Company from any attorney duly licensed to practice law in the state where the REO Property is located. The Person or Persons holding such title other than the Purchaser shall acknowledge in writing that such title is being held as nominee for the Purchaser.

          The Company shall manage, conserve, protect and operate each REO Property for the Purchaser solely for the purpose of its prompt disposition and sale. The Company, either itself or through an agent selected by the Company, shall manage, conserve, protect and operate the REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. The Company shall attempt to sell the same (and may temporarily rent the same for a period not greater than one year, except as otherwise provided below) on such terms and conditions as the Company deems to be in the best interest of the Purchaser.

          The Company shall use its best efforts to dispose of the REO Property as soon as possible and shall sell such REO Property in any event within one year after title has been taken to such REO Property, unless (i) (A) a REMIC election has not been made with respect to the arrangement under which the Mortgage Loans and the REO Property are held, and (ii) the Company determines, and gives an appropriate notice to the Purchaser to such effect, that a longer period is necessary for the orderly liquidation of such REO Property. If a period longer than one year is permitted under the foregoing sentence and is necessary to sell any REO Property the Company shall report monthly to the Purchaser as to the progress being made in selling such REO Property.

          The Company shall also maintain on each REO Property fire and hazard insurance with extended coverage in amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, liability insurance and, to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance in the amount required above.

          The disposition of REO Property shall be carried out by the Company at such price, and upon such terms and conditions, as the Company deems to be in the best interests of the Purchaser. The proceeds of sale of the REO Property shall be promptly deposited in the Custodial Account. As soon as practical thereafter the expenses of such sale shall be paid and the Company shall reimburse itself for any related unreimbursed Servicing Advances, unpaid Servicing Fees and unreimbursed advances made pursuant to Section 5.03, and on the Remittance Date immediately following the Principal Prepayment Period in which such sale proceeds are received the net cash proceeds of such sale remaining in the Custodial Account shall be distributed to the Purchaser.

          The Company shall withdraw the Custodial Account funds necessary for the proper operation, management and maintenance of the REO Property, including the cost of maintaining any hazard insurance pursuant to Section 4.10 and the fees of any managing agent of the Company, a Subservicer, or the Company itself. The REO management fee shall be an amount that is reasonable and customary in the area where the Mortgaged Property is located. The Company shall make monthly distributions on each Remittance Date to the Purchasers of the net cash flow from the REO Property (which shall equal the revenues from such REO Property net of the expenses described in this Section 4.16 and of any reserves reasonably required from time to time to be maintained to satisfy anticipated liabilities for such expenses).

          Section 4.17     Real Estate Owned Reports.
                           --------------------------

          Together with the statement furnished pursuant to Section 5.02, the Company shall furnish to the Purchaser on or before the Remittance Date each month a statement with respect to any REO Property covering the operation of such REO Property for the previous month and the Company's efforts in connection with the sale of such REO Property and any rental of such REO Property incidental to the sale thereof for the previous month. That statement shall be accompanied by such other information as the Purchaser shall reasonably request.

          Section 4.18     Liquidation Reports.
                           --------------------

          Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Purchaser pursuant to a deed in lieu of foreclosure, the Company shall submit to the Purchaser a liquidation report with respect to such Mortgaged Property.

          Section 4.19     Reports of Foreclosures and Abandonments of Mortgaged
                           -----------------------------------------------------
                           Property.
                           ---------

          Following the foreclosure sale or abandonment of any Mortgaged Property, the Company shall report such foreclosure or abandonment as required pursuant to Section 6050J of the Code.

          Section 4.20     Notification of Adjustments.
                           ----------------------------

          With respect to each Mortgage Loan, the Company shall adjust the Mortgage Interest Rate on the related Interest Rate Adjustment Date and shall adjust the Monthly Payment on the related Payment Adjustment Date in compliance with the requirements of applicable law and the related Mortgage and Mortgage Note. If, pursuant to the terms of the Mortgage Note, another index is selected for determining the Mortgage Interest Rate, the same index will be used with respect to each Mortgage Note which requires a new index to be selected, provided that such selection does not conflict with the terms of the related
Mortgage Note. The Company shall execute and deliver any and all necessary notices required under applicable law and the terms of the related Mortgage Note and Mortgage regarding the Mortgage Interest Rate and the Monthly Payment adjustments. The Company shall promptly upon written request thereof, deliver to the Purchaser such notifications and any additional applicable data regarding such adjustments and the methods used to calculate and implement such adjustments. Upon the discovery by the Company, or the Purchaser that the Company has failed to adjust a Mortgage Interest Rate or a Monthly Payment pursuant to the terms of the related Mortgage Note and Mortgage, the Company shall immediately deposit in the Custodial Account from its own funds the amount of any interest loss caused the Purchaser thereby.

                                    ARTICLE V

                              PAYMENTS TO PURCHASER
                              ---------------------

          Section 5.01     Remittances.
                           ------------

          On each Remittance Date the Company shall remit by wire transfer of immediately available funds to the Purchaser (a) all amounts deposited in the Custodial Account as of the close of business on the Determination Date (net of charges against or withdrawals from the Custodial Account pursuant to Section 4.05), plus (b) all amounts, if any, which the Company is obligated to distribute pursuant to Section 5.03, minus (c) any amounts attributable to Principal Prepayments received after the applicable Principal Prepayment Period which amounts shall be remitted on the following Remittance Date, together with any additional interest required to be deposited in the Custodial Account in connection with such Principal Prepayment in accordance with Section 4.04(viii), and minus (d) any amounts attributable to Monthly Payments collected but due on a Due Date or Dates subsequent to the first day of the month of the Remittance Date, which amounts shall be remitted on the Remittance Date next succeeding the Due Period for such amounts.

          With respect to any remittance received by the Purchaser after the second Business Day following the Business Day on which such payment was due, the Company shall pay to the Purchaser interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus three percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall be deposited in the Custodial Account by the Company on the date such late payment is made and shall cover the period commencing with the day following such second Business Day and ending with the Business Day on which such payment is made, both inclusive. Such interest shall be remitted along with the distribution payable on the next succeeding Remittance Date. The payment by the Company of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Company.

          Section 5.02     Statements to Purchaser.
                           ------------------------

          Not later than the 10th day of each calendar month, the Company shall furnish to the Purchaser a Monthly Remittance Advice, with a trial balance report  attached  thereto,  in  the  form of Exhibit F annexed hereto electronic
                                             ---------
medium mutually acceptable to the parties as to the preceding calendar month and the Due Period in the month of remittance

          In addition, not more than 60 days after the end of each calendar year, the Company shall furnish to each Person who was a Purchaser at any time during such calendar year an annual statement in accordance with the requirements of applicable federal income tax law as to the aggregate of remittances for the applicable portion of such year. Nothing in this Section
5.02 shall be deemed to require the Company to prepare any federal income tax return on Internal Revenue Service Form 1066, U.S. Real Estate Mortgage Investment Conduit Income Tax Return, including Schedule Q thereto, Quarterly Notice to Residual Interest Holders of REMIC Taxable Income or Net Loss Allocation, or any successor forms, to be filed on behalf of any REMIC under the REMIC Provisions.

          Section 5.03     Monthly Advances by Company.
                           ----------------------------

          On the Business Day immediately preceding each Remittance Date, either
(a) the Company shall deposit in the Custodial Account from its own funds or (b) if funds are on deposit in the Custodial Account which are not required to be remitted on the related Remittance Date, the Company may make an appropriate entry in its records that such funds shall be applied toward the related Monthly Advance (provided, that any funds so applied shall be replaced by the Company no later than the Business Day immediately preceding the next Remittance Date), in each case, in an aggregate amount equal to all Monthly Payments (with interest adjusted to the Mortgage Loan Remittance Rate) which were due on the Mortgage Loans during the applicable Due Period and which were delinquent at the close of business on the immediately preceding Determination Date or which were deferred pursuant to Section 4.01. The Company's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the last Monthly Payment due prior to the payment in full of the Mortgage Loan, or through the last Remittance Date prior to the Remittance Date for the distribution of all Liquidation Proceeds and other payments or recoveries (including Insurance Proceeds and Condemnation Proceeds) with respect to the Mortgage Loan.

           In no event shall the Company be obligated to make an advance under this section 5.03 if at the time of such advance it deems such advance to be non-recoverable. The Company shall promptly deliver an officer's certificate to the Purchaser upon determining that any advance is non-recoverable. In the event that upon liquidation of the Mortgage Loan, the Liquidation Proceeds are insufficient to reimburse the Company for any Monthly Advances, the Company shall notify the related Purchaser of such shortfall by registered mail with sufficient supporting documentation and shall have the right to deduct such shortfall from the next remittance to be paid to the related Purchaser.

                                   ARTICLE VI

                          GENERAL SERVICING PROCEDURES
                          ----------------------------

          Section 6.01     Transfers of Mortgaged Property.
                           --------------------------------

          The Company shall use its best efforts to enforce any "due-on-sale" provision contained in any Mortgage or Mortgage Note and to deny assumption by the person to whom the Mortgaged Property has been or is about to be sold whether by absolute conveyance or by contract of sale, and whether or not the Mortgagor remains liable on the Mortgage and the Mortgage Note. When the Mortgaged Property has been conveyed by the Mortgagor, the Company shall, to the extent it has knowledge of such conveyance, exercise its rights to accelerate the maturity of such Mortgage Loan under the "due-on-sale" clause applicable thereto, provided, however, that the Company shall not exercise such rights if prohibited by law from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related PMI or LPMI Policy, if any.

          If the Company reasonably believes it is unable under applicable law to enforce such "due-on-sale" clause, the Company shall enter into (i) an assumption and modification agreement with the person to whom such property has been conveyed, pursuant to which such person becomes liable under the Mortgage Note and the original Mortgagor remains liable thereon or (ii) in the event the Company is unable under applicable law to require that the original Mortgagor remain liable under the Mortgage Note and the Company has the prior consent of the primary mortgage guaranty insurer, a substitution of liability agreement with the purchaser of the Mortgaged Property pursuant to which the original Mortgagor is released from liability and the purchaser of the Mortgaged Property is substituted as Mortgagor and becomes liable under the Mortgage Note. If an assumption fee is collected by the Company for entering into an assumption agreement, a portion of such fee, up to an amount equal to one percent (1.0%) of the outstanding principal balance of the related Mortgage Loan, will be retained by the Company as additional servicing compensation, and any portion thereof in excess one percent (1.0%) shall be deposited in the Custodial Account for the benefit of the Purchaser. In connection with any such assumption or substitution of liability, neither the Mortgage Interest Rate borne by the related Mortgage Note, the term of the Mortgage Loan, the Index, the Lifetime Mortgage Interest Rate Cap, the Initial Rate Cap or the Gross Margin of any Mortgage Loan, nor the outstanding principal amount of the Mortgage Loan shall be changed.

          To the extent that any Mortgage Loan is assumable, the Company shall inquire diligently into the creditworthiness of the proposed transferee, and shall use the underwriting criteria for approving the credit of the proposed transferee which are used by Fannie Mae with respect to underwriting mortgage loans of the same type as the Mortgage Loans. If the credit of the proposed transferee does not meet such underwriting criteria, the Company diligently shall, to the extent permitted by the Mortgage or the Mortgage Note and by applicable law, accelerate the maturity of the Mortgage Loan.

          Section 6.02     Satisfaction of Mortgages and Release of Mortgage
                           -------------------------------------------------
                           Files.
                           ------

          Upon the payment in full of any Mortgage Loan, or the receipt by the Company of a notification that payment in full will be escrowed in a manner customary for such purposes, the Company shall notify the Purchaser in the Monthly Remittance Advice as provided in Section 5.02, and may request the release of any Mortgage Loan Documents. In connection with any such prepayment in full, the Company shall comply with all applicable laws regarding satisfaction, release or reconveyance with respect to the Mortgage.

          If the Company satisfies or releases a Mortgage without first having obtained payment in full of the indebtedness secured by the Mortgage or should the Company otherwise prejudice any rights the Purchaser may have under the mortgage instruments, upon written demand of the Purchaser, the Company shall repurchase the related Mortgage Loan at the Repurchase Price by deposit thereof in the Custodial Account within 2 Business Days of receipt of such demand by the Purchaser. The Company shall maintain the Fidelity Bond and Errors and Omissions Insurance Policy as provided for in Section 4.12 insuring the Company against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

          Section 6.03     Servicing Compensation.
                           -----------------------

          As compensation for its services hereunder, the Company shall be entitled to withdraw from the Custodial Account or to retain from interest payments on the Mortgage Loans the amount of its Servicing Fee. The Servicing Fee shall be payable monthly and shall be computed on the basis of the same unpaid principal balance and for the period respecting which any related interest payment on a Mortgage Loan is computed. The Servicing Fee shall be payable only at the time of and with respect to those Mortgage Loans for which payment is in fact made of the entire amount of the Monthly Payment. The obligation of the Purchaser to pay the Servicing Fee is limited to, and payable solely from, the interest portion of such Monthly Payments collected by the Company.

          Additional servicing compensation in the form of assumption fees, to the extent provided in Section 6.01, and late payment charges and Prepayment Penalties, shall be retained by the Company to the extent not required to be deposited in the Custodial Account. The Company shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement thereof except as specifically provided for herein. Notwithstanding anything in this Agreement to the contrary, in the event of a Principal Prepayment in full, the Company shall not waive, and shall not permit the waiver of, any Prepayment Penalty or portion thereof required by the terms of the related Mortgage Note unless (i) the Company determines that such waiver would maximize recovery of Liquidations Proceeds for such Mortgage Loan, taking into account the value of such Prepayment Penalty, or (ii) (A) the enforeceability therefore is limited (1) by bankruptcy, insolvency, moratorium, receivership, or other similar law relating to creditors' rights generally or (2) due to acceleration in connection with a foreclosure or other involuntary payment or (B) the enforceability is otherwise limited or prohibited by applicable law.

          Section 6.04     Annual Statement as to Compliance.
                           ----------------------------------

          The Company shall deliver to the Purchaser, on or before May 31 each year beginning May 31, 2003, an Officer's Certificate, stating that (i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officer's supervision, and (ii) the Company has complied fully with the provisions of Article II and
Article IV, and (iii) to the best of such officer's knowledge, based on such review, the Company has fulfilled all its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof and the action being taken by the Company to cure such default.

          Section 6.05     Annual Independent Public Accountants' Servicing
                           ------------------------------------------------
                           Report.
                           -------

          On or before May 31st of each year beginning May 31, 2003, the Company, at its expense, shall cause a firm of independent public accountants which is a member of the American Institute of Certified Public Accountants to furnish a statement to each Purchaser to the effect that such firm has examined certain documents and records relating to the servicing of the Mortgage Loans and this Agreement and that such firm is of the opinion that the provisions of
Article II and Article IV have been complied with, and that, on the basis of such examination conducted substantially in compliance with the Single Attestation Program for Mortgage Bankers, nothing has come to their attention which would indicate that such servicing has not been conducted in compliance therewith, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement.

          Section 6.06     Right to Examine Company Records.
                           ---------------------------------

          The Purchaser shall have the right to examine and audit any and all of the books, records, or other information of the Company, whether held by the Company or by another on its behalf, with respect to or concerning this Agreement or the Mortgage Loans, during business hours or at such other times as may be reasonable under applicable circumstances, upon reasonable advance notice.

                                   ARTICLE VII

                     AGENCY TRANSFER; PASS-THROUGH TRANSFER
                     --------------------------------------

          Section 7.01     Removal of Mortgage Loans from Inclusion Under this
                           ---------------------------------------------------
                           Agreement Upon an Agency Transfer, or a Pass-Through
                           ----------------------------------------------------
                           Transfer on One or More Reconstitution Dates.
                           ---------------------------------------------

          The Purchaser and the Company agree that with respect to any Pass-Through Transfer, Whole Loan Transfer or Agency Transfers, as applicable, the Company shall cooperate with the Purchaser in effecting such transfers and shall negotiate in good faith and execute any Reconstitution Agreement required to effectuate the foregoing; provided that, such Reconstitution Agreement shall not materially increase the Company's obligations or liabilities hereunder, nor diminish any of the Company's rights, and provide to any master servicer or the trustee, as applicable, and/or the Purchaser any and all publicly available information and appropriate verification of information which may be reasonably available to the Company, whether through letters of its auditors and counsel or otherwise, as the Purchaser, trustee or a master servicer shall reasonable request as to the related Mortgage Loans. Purchaser shall reimburse Company for any and all costs or expenses incurred by Company (i) in obtaining "accountant comfort letters" with respect to information supplied in response to Purchaser requests, (ii) in connection with any due diligence performed in connection with a Pass-Through or Whole Loan Transfer or (iii) making the Mortgage Loan
Documents or Servicing Files available to parties participating in a Pass-Through or Whole Loan Transfer, including without limitation, shipping costs. Such information may be included in any disclosure document prepared in connection with the Pass-Through Transfer, Whole Loan Transfer or Agency Transfer, as applicable; provided, however, that Company shall indemnify the Purchaser against any liability arising from any material omissions or misstatements in any information supplied by the Company and included in a disclosure document; and provided, further, that the Purchaser shall indemnify the Company against any liability arising from any information included in a disclosure document that was not supplied by the Company. The Company shall execute any Reconstitution Agreements required within a reasonable period of time after receipt of such agreements which time shall be sufficient for the Company and the Company's counsel to review such agreements. Company shall use its Best Efforts to complete such review within ten (10) Business Days after mutual agreement as to the terms thereof, but such time shall not exceed fifteen
(15)  Business  Days  after  mutual  agreement  as  to  the  terms  thereof.

          The Company shall not be required to restate any representations and warranties as of the date of any Pass-Through Transfer, Whole Loan Transfer or Agency Transfers other than the representations and warranties set forth in
Section 3.01 (provided, that the Company shall not be required to restate the representation and warranty set forth in Section 3.01(j)).

          In the event of any Agency Transfer, Pass-Through or Whole Loan Transfer, the Company shall have no obligation to pay any custodial fees charged by the Agency.

          Section 7.02     Purchaser's Repurchase and Indemnification
                           ------------------------------------------
                           Obligations.
                           ------------

          Upon receipt by the Company of notice from Fannie Mae, Freddie Mac or the trustee of a breach of any Purchaser representation or warranty contained in any Reconstitution Agreement or a request by Fannie Mae, Freddie Mac or the trustee, as the case may be, for the repurchase of any Mortgage Loan transferred to Fannie Mae or Freddie Mac pursuant to an Agency Transfer or to a trustee pursuant to a Pass-Through Transfer, the Company shall promptly notify the Purchaser of same and shall, at the direction of the Purchaser, use its best efforts to cure and correct any such breach and to satisfy the requests or concerns of Fannie Mae, Freddie Mac, or the trustee related to such deficiencies of the related Mortgage Loans transferred to Fannie Mae, Freddie Mac, or the trustee.

          The Purchaser shall repurchase from the Company any Mortgage Loan transferred to Fannie Mae or Freddie Mac pursuant to an Agency Transfer or to a trustee pursuant to a Pass-Through Transfer with respect to which the Company has been required by Fannie Mae, Freddie Mac, or the trustee to repurchase due to a breach of a representation or warranty made by the Purchaser with respect to the Mortgage Loans, or the servicing thereof prior to the transfer date to Fannie Mae, Freddie Mac, or the trustee in any Reconstitution Agreement and not due to a breach of the Company's representations or obligations thereunder or pursuant to this Agreement. The repurchase price to be paid by the Purchaser to the Company shall equal that repurchase price paid by the Company to Fannie Mae, Freddie Mac, or the third party purchaser plus all reasonable costs and expenses borne by the Company in connection with the cure of said breach of a representation or warranty made by the Purchaser and in connection with the repurchase of such Mortgage Loan from Fannie Mae, Freddie Mac, or the trustee, including, but not limited to, reasonable and necessary attorneys' fees.

          At the time of repurchase, the Custodian and the Company shall arrange for the reassignment of the repurchased Mortgage Loan to the Purchaser according to the Purchaser's instructions and the delivery to the Custodian of any documents held by Fannie Mae, Freddie Mac, or the trustee with respect to the repurchased Mortgage Loan pursuant to the related Reconstitution Agreement. In the event of a repurchase, the Company shall, simultaneously with such reassignment, give written notice to the Purchaser that such repurchase has taken place, and amend the related Mortgage Loan Schedule to reflect the addition of the repurchased Mortgage Loan to this Agreement. In connection with any such addition, the Company and the Purchaser shall be deemed to have made as to such repurchased Mortgage Loan the representations and warranties set forth in this Agreement.

                                  ARTICLE VIII

                              COMPANY TO COOPERATE
                              --------------------

          Section 8.01     Provision of Information.
                           -------------------------

          During the term of this Agreement and provided such request will cause the Company to violate any applicable law or statute, the Company shall furnish to the Purchaser such periodic, special, or other reports or information and copies or originals of any documents contained in the Servicing File for each Mortgage Loan, whether or not provided for herein, as shall be necessary, reasonable, or appropriate with respect to the Purchaser, any regulatory requirement pertaining to the Purchaser or the purposes of this Agreement. All such reports, documents or information shall be provided by and in accordance with all reasonable instructions and directions which the Purchaser may give.
Purchaser  shall  pay  any  costs  related  to  any  special  reports.

          The Company shall execute and deliver all such instruments and take all such action as the Purchaser may reasonably request from time to time, in order to effectuate the purposes and to carry out the terms of this Agreement.

          Section 8.02     Financial Statements; Servicing Facility.
                           -----------------------------------------

          In connection with marketing the Mortgage Loans, the Purchaser may make available to a prospective Purchaser a Consolidated Statement of Operations of the Company for the most recently completed five fiscal years for which such a statement is available, as well as a Consolidated Statement of Condition at the end of the last two fiscal years covered by such Consolidated Statement of Operations. The Company also shall make available any comparable interim statements to the extent any such statements have been prepared by or on behalf of the Company (and are available upon request to members or stockholders of the Company or to the public at large). If it has not already done so, the Company shall furnish promptly to the Purchaser copies of the statement specified above. Unless requested the Purchaser, the Company shall not be required to deliver any documents which are publicly available on EDGAR.

          The Company also shall make available to Purchaser or prospective Purchaser a knowledgeable financial or accounting officer for the purpose of answering questions respecting recent developments affecting the Company or the financial statements of the Company, and to permit any prospective Purchaser to inspect the Company's servicing facilities or those of any Subservicer for the purpose of satisfying such prospective Purchaser that the Company and any Subservicer have the ability to service the Mortgage Loans as provided in this Agreement.

                                   ARTICLE IX

                                   THE COMPANY
                                   -----------

          Section 9.01     Indemnification; Third Party Claims.
                           ------------------------------------

          The Company shall indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, and forfeitures, including, but not limited to reasonable and necessary legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Company to (a) perform its duties and service the Mortgage Loans in strict compliance with the terms of this Agreement or any Reconstitution Agreement entered into pursuant to Section 7.01, and/or (b) comply with applicable law. The Company immediately shall notify the Purchaser if a claim is made by a third party with respect to this Agreement or any Reconstitution Agreement or the Mortgage Loans, shall promptly notify Fannie Mae, Freddie Mac, or the trustee with respect to any claim made by a third party with respect to any Reconstitution Agreement, assume (with the prior written consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, and promptly pay, discharge and satisfy any judgment or decree in the amount of $5,000 or less, which may be entered against it or the Purchaser in respect of such claim. The Company shall follow any written instructions received from the Purchaser in connection with such claim. The Purchaser promptly shall reimburse the Company for all amounts advanced by it pursuant to the preceding sentence except when the claim is in any way related to the Company's indemnification pursuant to
Section 3.03, or the failure of the Company to (a) service and administer the Mortgage Loans in strict compliance with the terms of this Agreement or any Reconstitution Agreement, and/or (b) comply with applicable law.

          Section 9.02     Merger or Consolidation of the Company.
                           ---------------------------------------

          The Company shall keep in full effect its existence, rights and franchises as a corporation, and shall obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement or any of the Mortgage Loans and to perform its duties under this Agreement.

          Any person into which the Company may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Company shall be a party, or any Person succeeding to the business of the Company, shall be the successor of the Company hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding, provided, however, that the successor or surviving Person shall be an institution (i) having a net worth of not less than $25,000,000, (ii) whose deposits are insured by the FDIC through the BIF or the SAIF, and (iii) which is a Fannie Mae-approved company in good standing.

          Section 9.03     Limitation on Liability of Company and Others.
                           ----------------------------------------------

          Neither the Company nor any of the directors, officers, employees or agents of the Company shall be under any liability to the Purchaser for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment, provided, however, that this provision shall not protect the Company or any such person against any Breach of warranties or representations made herein, or failure to perform its obligations in strict compliance with any standard of care set forth in this Agreement, or any liability which would otherwise be imposed by reason of any breach of the terms and conditions of this Agreement. The Company and any director, officer, employee or agent of the Company may rely in good faith on any document of any kind prima facie properly executed and submitted by any Person respecting any matters arising hereunder. The Company shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its opinion may involve it in any expense or liability, provided, however, that the Company may, with the consent of the Purchaser, undertake any such action which it may deem necessary or desirable in respect to this Agreement and the rights and duties of the parties hereto. In such event, the Company shall be entitled to reimbursement from the Purchaser of the reasonable legal expenses and costs of such action.

          Section 9.04     Limitation on Resignation and Assignment by Company.
                           ----------------------------------------------------

          The Purchaser has entered into this Agreement with the Company and subsequent Purchasers will purchase the Mortgage Loans in reliance upon the independent status of the Company, and the representations as to the adequacy of its servicing facilities, plant, personnel, records and procedures, its integrity, reputation and financial standing, and the continuance thereof. Therefore, the Company shall neither assign this Agreement or the servicing hereunder or delegate its rights or duties hereunder or any portion hereof (to other than a Subservicer) or sell or otherwise dispose of all or substantially all of its property or assets without the prior written consent of the Purchaser, which consent shall be granted or withheld in the sole discretion of the Purchaser; provided, however, that the Company may assign its right and obligations hereunder to any entity that is directly or indirectly owned or controlled by the Company and the Company guarantees the performance by such entity of all obligations hereunder.

          The Company shall not resign from the obligations and duties hereby imposed on it except by mutual consent of the Company and the Purchaser or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Company. Any such determination permitting the resignation of the Company shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser which Opinion of Counsel shall be in form and substance acceptable to the Purchaser. No such resignation shall become effective until a successor shall have assumed the Company's responsibilities and obligations hereunder in the manner provided in
Section  12.01.

          Without in any way limiting the generality of this Section 9.04, in the event that the Company either shall assign this Agreement or the servicing responsibilities hereunder or delegate its duties hereunder or any portion thereof (to other than a Subservicer) or sell or otherwise dispose of all or substantially all of its property or assets, without the prior written consent of the Purchaser, then the Purchaser shall have the right to terminate this Agreement upon notice given as set forth in Section 10.01, without any payment of any penalty or damages and without any liability whatsoever to the Company or any third party.

                                    ARTICLE X

                                     DEFAULT
                                     -------

          Section 10.01     Events of Default.
                            ------------------

          Each of the following shall constitute an Event of Default on the part of the Company:

          (i) any failure by the Company to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of three days after the date upon which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

          (ii) failure by the Company duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Company set forth in this Agreement which continues unremedied for a period of 30 days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

          (iii) failure by the Company to maintain its license to do business in any jurisdiction where the Mortgage Property is located if such license is necessary for the Company to legally service the related Mortgage Loan; or

          (iv) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, readjustment of debt, including bankruptcy, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Company and such decree or order shall have remained in force undischarged or unstayed for a period of 60 days; or

          (v) the Company shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings of or relating to the Company or of or relating to all or substantially all of its property; or

          (vi) the Company shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency, bankruptcy or reorganization statute, make an assignment for the benefit of its creditors, voluntarily suspend payment of its obligations or cease its normal business operations for three Business Days; or

          (vii) the Company ceases to meet the qualifications of a Fannie Mae lender or servicer; or

          (viii) the Company fails to maintain a minimum net worth of $25,000,000; or

          (ix) the Company attempts to assign its right to servicing compensation hereunder or the Company attempts, without the consent of the Purchaser, to sell or otherwise dispose of all or substantially all of its property or assets or to assign this Agreement or the servicing responsibilities hereunder or to delegate its duties hereunder or any portion thereof (to other than a Subservicer) in violation of Section 9.04.

          In each and every such case, so long as an Event of Default shall not have been remedied, in addition to whatsoever rights the Purchaser may have at law or equity to damages, including injunctive relief and specific performance, the Purchaser, by notice in writing to the Company, may terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof.

          Upon receipt by the Company of such written notice, all authority and power of the Company under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 12.01. Upon written request from any Purchaser, the Company shall prepare, execute and deliver to the successor entity designated by the Purchaser any and all documents and other instruments, place in such successor's possession all Mortgage Files, and do or cause to be done all other acts or things necessary or appropriate to effect the purposes of such notice of termination, including but not limited to the transfer and endorsement or assignment of the Mortgage Loans and related documents, at the Company's sole expense. The Company shall cooperate with the Purchaser and such successor in effecting the termination of the Company's responsibilities and rights hereunder, including without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Company to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans.

          Section 10.02     Waiver of Defaults.
                            -------------------

          By a written notice, the Purchaser may waive any default by the Company in the performance of its obligations hereunder and its consequences. Upon any waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived.

                                   ARTICLE XI

                                   TERMINATION
                                   -----------

          Section 11.01     Termination.
                            ------------

          This Agreement shall terminate upon either: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan or the disposition of any REO Property with respect to the last
Mortgage Loan and the remittance of all funds due hereunder; or (ii) mutual consent of the Company and the Purchaser in writing.

          Section 11.02     Termination Without Cause.
                            --------------------------

          The Purchaser may terminate, at its sole option, any rights the Company may have hereunder, without cause, as provided in this Section 11.02. Any such notice of termination shall be in writing and delivered to the Company by registered mail as provided in Section 12.05.

          In the event the Purchaser terminates the Company without cause with respect to some or all of the Mortgage Loans, the Purchaser shall be required to pay to the Company a Termination Fee in an amount equal to 2.0% of the outstanding principal balance of the terminated Mortgage Loans as of the date of such termination.

                                   ARTICLE XII

                            MISCELLANEOUS PROVISIONS
                            ------------------------

          Section 12.01     Successor to Company.
                            ---------------------

          Prior to termination of the Company's responsibilities and duties under this Agreement pursuant to Sections 9.04, 10.01, 11.01 (ii) or pursuant to
Section 11.02 after the 90 day period has expired, the Purchaser shall, (i) succeed to and assume all of the Company's responsibilities, rights, duties and obligations under this Agreement, or (ii) appoint a successor having the characteristics set forth in clauses (i) through (iii) of Section 9.02 and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Company under this Agreement prior to the termination of Company's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Purchaser may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as it and such successor shall agree. In the event that the Company's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned sections, the Company shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of the Company pursuant to the aforementioned sections shall not become effective until a successor shall be appointed pursuant to this Section 12.01 and shall in no event relieve the Company of the representations and warranties made pursuant to Sections 3.01 and 3.02 and the remedies available to the Purchaser under Sections 3.03, 3.04, 3.05 and 3.07, it being understood and agreed that the provisions of such Sections 3.01, 3.02, 3.03, 3.04, 3.05 and
3.07 shall be applicable to the Company notwithstanding any such sale, assignment, resignation or termination of the Company, or the termination of this Agreement.

          Any successor appointed as provided herein shall execute, acknowledge and deliver to the Company and to the Purchaser an instrument accepting such appointment, wherein the successor shall make the representations and warranties set forth in Section 3.01, except for subsections (f), (h), (i) and (k) thereof, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Company, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Company or termination of this Agreement pursuant to Section 9.04, 10.01, 11.01 or 11.02 shall not affect any claims that any Purchaser may have against the Company arising out of the Company's actions or failure to act prior to any such termination or resignation.

          The Company shall deliver promptly to the successor servicer the Funds in the Custodial Account and Escrow Account and all Mortgage Files and related documents and statements held by it hereunder and the Company shall account for all funds and shall execute and deliver such instruments and do such other things as may reasonably be required to more fully and definitively vest in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Company.

          Upon a successor's acceptance of appointment as such, the Company shall notify by mail the Purchaser of such appointment in accordance with the procedures set forth in Section 12.05.

          Section 12.02     Amendment.
                            ----------

          This Agreement may be amended from time to time by the Company and the Purchaser by written agreement signed by the Company and the Purchaser.

          Section 12.03     Governing Law.
                            --------------

          This Agreement shall be construed in accordance with the laws of the State of New York and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

          Section 12.04     Duration of Agreement.
                            ----------------------

          This Agreement shall continue in existence and effect until terminated as herein provided. This Agreement shall continue notwithstanding transfers of the Mortgage Loans by the Purchaser.

          Section 12.05     Notices.
                            --------

          All demands, notices and communications hereunder shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, addressed as follows:

          (i)  if  to  the  Company:

               Countrywide Home Loans, Inc.,
               4500 Park Grenada
               Calabasas, CA 91302
               Attention: David Spector

     or such other address as may hereafter be furnished to the Purchaser in writing by the Company;

          (ii) if  to  Purchaser:

               EMC  Mortgage  Corporation
               Mac Arthur Ridge II
               909 Hidden Ridge Drive, Suite 200
               Irving, Texas 75014-1358
               Attention:  Ralene Ruyle

          Section 12.06     Severability of Provisions.
                            ---------------------------

          If any one or more of the covenants, agreements, provisions or terms of this Agreement shall be held invalid for any reason whatsoever, then such covenants, agreements, provisions or terms shall be deemed severable from the remaining covenants, agreements, provisions or terms of this Agreement and shall in no way affect the validity or enforceability of the other provisions of this Agreement.

          Section 12.07     Relationship of Parties.
                            ------------------------

          Nothing herein contained shall be deemed or construed to create a partnership or joint venture between the parties hereto and the services of the Company shall be rendered as an independent contractor and not as agent for the Purchaser.

          Section 12.08     Execution; Successors and Assigns.
                            ----------------------------------

          This Agreement may be executed in one or more counterparts and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original; such counterparts, together, shall constitute one and the same agreement. Subject to Section 8.04, this Agreement shall inure to the benefit of and be binding upon the Company and the Purchaser and their respective successors and assigns.

          Section 12.09     Recordation of Assignments of Mortgage.
                            ---------------------------------------

          To the extent permitted by applicable law, each of the Assignments of Mortgage is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected at the Company's expense in the event recordation is either necessary under applicable law or requested by the Purchaser at its sole option accordance with Section 14 of the Purchase Agreement.

          Section 12.10     Assignment by Purchaser.
                            ------------------------

          The Purchaser shall have the right, without the consent of the Company but subject to the limit set forth in Section 2.02 hereof, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Purchaser hereunder, by executing an Assignment and Assumption Agreement substantially in the form of Exhibit G hereto. Upon such assignment of rights and assumption of
              ---------
obligations, the assignee or designee shall accede to the rights and obligations hereunder of the Purchaser with respect to such Mortgage Loans and the Purchaser as assignor shall be released from all obligations hereunder with respect to such Mortgage Loans from and after the date of such assignment and assumption. All references to the Purchaser in this Agreement shall be deemed to include its assignee or designee.

          Section 12.11     No Personal Solicitation.
                            -------------------------

          From and after the related Closing Date, the Company hereby agrees that it will not take any action or permit or cause any action to be taken by any of its agents or affiliates, or by any independent contractors or independent mortgage brokerage companies on the Company's behalf, to personally, by telephone or mail, solicit the Mortgagor under any Mortgage Loan for the purpose of refinancing such Mortgage Loan; provided, that the Company may solicit any Mortgagor for whom the Company has received a request for verification of mortgage, a request for demand for payoff, a mortgagor initiated written or verbal communication indicating a desire to prepay the related Mortgage Loan, or the mortgagor initiates a title search, provided further, it is understood and agreed that promotions undertaken by the Company or any of its affiliates which (i) concern optional insurance products or other additional projects, (ii) are directed to the general public at large, including, without limitation, mass mailings based on commercially acquired mailing lists, newspaper, radio and television advertisements, (iii) are directed to mortgagors who have a specific type of mortgage (i.e., balloon Mortgage Loans, LIBOR Mortgage Loans, etc.) or (iv) directed to those mortgagors whose mortgages fall within specific interest rate ranges shall not constitute solicitation under this Section 12.11 nor is the Company prohibited from responding to unsolicited requests or inquiries made by a Mortgagor or an agent of a Mortgagor. Notwithstanding the foregoing, the following solicitations, if undertaken by the Company or any affiliate of the Company, shall not be prohibited under this
Section 12.11: (i) solicitations that are directed to the general public at large, including, without limitation, mass mailings based on commercially acquired mailing lists and newspaper, radio, television and other mass media advertisements; (ii) borrower messages included on, and statement inserts provided with, the monthly statements sent to Mortgagors; provided, however, that similar messages and inserts are sent to the borrowers of other mortgage loans serviced by the Company.


(page)
          IN WITNESS WHEREOF, the Company and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.


                              EMC MORTGAGE CORPORATION


                              By:
                                 -----------------------------------

                              Name: Ralene Ruyle

                              Title: President



                              COUNTRYWIDE HOME LOANS, INC.

                              By:
                                 -----------------------------------

                              Name:
                                   ---------------------------------

                              Title:
                                    --------------------------------


(page)
STATE OF NEW YORK     )
                      ) ss.:
COUNTY OF __________  )


          On the __ day of ________, 200_ before me, a Notary Public in and for said State, personally appeared ________, known to me to be Vice President of EMC Mortgage Corporation, the federal savings association that executed the within instrument and also known to me to be the person who executed it on behalf of said corporation, and acknowledged to me that such corporation executed the within instrument.

          IN WITNESS WHEREOF, I have hereunto set my hand affixed my office seal the day and year in this certificate first above written.



                              -------------------------------------------
                              Notary Public


                              My Commission expires
                                                   ----------------------

(page)
STATE OF             )
                     ) ss.:
COUNTY OF __________ )


          On the __ day of _______, 200_ before me, a Notary Public in and for said State, personally appeared __________, known to me to be ______________ of Countrywide Home Loans, Inc. the corporation that executed the within instrument and also known to me to be the person who executed it on behalf of said corporation, and acknowledged to me that such corporation executed the within instrument.

          IN WITNESS WHEREOF, I have hereunto set my hand affixed my office seal the day and year in this certificate first above written.


                              -------------------------------------------
                              Notary Public


                              My Commission expires
                                                   ----------------------


(page)
                                    EXHIBIT A

                             MORTGAGE LOAN SCHEDULE


(page)
                                    EXHIBIT B

                         CONTENTS OF EACH MORTGAGE FILE

          With respect to each Mortgage Loan, the Mortgage File shall include each of the following items, which shall be available for inspection by the Purchaser and any prospective Purchaser, and which shall be retained by the Company in the Servicing File or delivered to the Custodian pursuant to Section
2.01  and  2.03 of the Seller's Warranties and Servicing Agreement to which this
Exhibit  is  attached  (the  "Agreement"):
                              ---------

     1. The original Mortgage Note bearing all intervening endorsements, endorsed "Pay to the order of _________ without recourse" and signed in the name of the Company by an authorized officer (in the event that the Mortgage Loan was acquired by the Company in a merger, the signature must be in the following form: "Countrywide Home Loans, Inc., successor by merger to [name of predecessor]"; and in the event that the Mortgage Loan was acquired or originated by the Company while doing business under another name, the signature must be in the following form: "Countrywide Home Loans, Inc., formerly known as [previous name]").

     2. The original of any guarantee executed in connection with the Mortgage Note (if any).

     3. The original Mortgage, with evidence of recording thereon. If in connection with any Mortgage Loan, the Company cannot deliver or cause to be delivered the original Mortgage with evidence of recording thereon on or prior to the related Closing Date because of a delay caused by the public recording office where such Mortgage has been delivered for recordation or because such Mortgage has been lost or because such public recording office retains the original recorded Mortgage, the Company shall deliver or cause to be delivered to the Custodian, a photocopy of such Mortgage, together with (i) in the case of a delay caused by the public recording office, an Officer's
          Certificate of the Company stating that such Mortgage has been dispatched to the appropriate public recording office for recordation and that the original recorded Mortgage or a copy of such Mortgage certified by such public recording office to be a true and complete copy of the original recorded Mortgage will be promptly delivered to the Custodian upon receipt thereof by the Company; or (ii) in the case of a Mortgage where a public recording office retains the original recorded Mortgage or in the case where a Mortgage is lost after recordation in a public recording office, a copy of such Mortgage certified by such public recording office or by the title insurance company that issued the title policy to be a true and complete copy of the original recorded Mortgage.

     4. The originals of all assumption, modification, consolidation or extension agreements, with evidence of recording thereon.

     5. The original Assignment of Mortgage for each Mortgage Loan, in form and substance acceptable for recording, delivered in blank. If the Mortgage Loan was acquired by the Company in a merger, the Assignment of Mortgage must be made by "Countrywide Home Loans, Inc., successor by merger to [name of predecessor]." If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the Assignment of Mortgage must be by "Countrywide Home Loans, Inc., formerly known as [previous name]."

     6. Originals of all intervening assignments of the Mortgage with evidence of recording thereon, or if any such intervening assignment has not been returned from the applicable recording office or has been lost or if such public recording office retains the original recorded assignments of mortgage, the Company shall deliver or cause to be delivered to the Custodian, a photocopy of such intervening assignment, together with (i) in the case of a delay caused by the public recording office, an Officer's Certificate of the Company stating that such intervening assignment of mortgage has been dispatched to the appropriate public recording office for recordation and that such original recorded intervening assignment of mortgage or a copy of such intervening assignment of mortgage certified by the appropriate public recording office or by the title insurance company that issued the title policy to be a true and complete copy of the original recorded intervening assignment of mortgage will be promptly delivered to the Custodian upon receipt thereof by the Company; or
          (ii) in the case of an intervening assignment where a public recording office retains the original recorded intervening assignment or in the case where an intervening assignment is lost after recordation in a public recording office, a copy of such intervening assignment certified by such public recording office to be a true and complete copy of the original recorded intervening assignment.

     7. The original mortgagee policy of title insurance or attorney's opinion of title and abstract of title.

     8. Any security agreement, chattel mortgage or equivalent executed in connection with the Mortgage.

     9. The original hazard insurance policy and, if required by law, flood insurance policy, in accordance with Section 4.10 of the Agreement.

     10.  Residential  loan  application.

     11.  Mortgage  Loan  closing  statement.

     12.  Verification  of  employment  and  income.

     13. Verification of acceptable evidence of source and amount of downpayment.

     14.  Credit  report  on  the  Mortgagor.

     15.  Residential  appraisal  report.

     16.  Photograph  of  the  Mortgaged  Property.

     17.  Survey  of  the  Mortgaged  Property.

     18. Copy of each instrument necessary to complete identification of any exception set forth in the exception schedule in the title policy, i.e., map or plat, restrictions, easements, sewer agreements, home association declarations, etc.

     19.  All  required  disclosure  statements.

     20. If available, termite report, structural engineer's report, water potability and septic certification.

     21.  Sales  contract.

     22. Tax receipts, insurance premium receipts, ledger sheets, payment history from date of origination, insurance claim files, correspondence, current and historical computerized data files, and all other processing, underwriting and closing papers and records which are customarily contained in a mortgage loan file and which are required to document the Mortgage Loan or to service the Mortgage Loan.

          In the event an Officer's Certificate of the Company is delivered to the Custodian because of a delay caused by the public recording office in returning any recorded document, the Company shall deliver to the Custodian, within 180 days of the related Closing Date, an Officer's Certificate which shall (i) identify the recorded document, (ii) state that the recorded document has not been delivered to the Custodian due solely to a delay caused by the public recording office, (iii) state the amount of time generally required by the applicable recording office to record and return a document submitted for recordation, and (iv) specify the date the applicable recorded document will be delivered to the Custodian. The Company shall be required to deliver to the Custodian the applicable recorded document by the date specified in (iv) above. An extension of the date specified in (iv) above may be requested from the Purchaser, which consent shall not be unreasonably withheld.


(page)
                                    EXHIBIT C

                             MORTGAGE LOAN DOCUMENTS

          The Mortgage Loan Documents for each Mortgage Loan shall include each of the following items, which shall be delivered to the Custodian pursuant to
Section  2.01  of  the Seller's Warranties and Servicing Agreement to which this
Exhibit  is  annexed  (the  "Agreement"):

          (a) the original Mortgage Note bearing all intervening endorsements, endorsed "Pay to the order of ___________, without recourse" and signed in the name of the Company by an authorized officer. To the extent that there is no room on the face of the Mortgage Note for endorsements, the endorsement may be contained on an allonge, if state law so allows. If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "Countrywide Home Loans, Inc., successor by merger to [name of predecessor]." If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the endorsement must be by "Countrywide Home Loans, Inc., formerly known as [previous name]";

          (b) the original of any guarantee executed in connection with the Mortgage Note;

          (c) the original Mortgage with evidence of recording thereon, and the original recorded power of attorney, if the Mortgage was executed pursuant to a power of attorney, with evidence of recording thereon;

          (d) the originals of all assumption, modification, consolidation or extension agreements, with evidence of recording thereon;

          (e) the original Assignment of Mortgage for each Mortgage Loan, in form and substance acceptable for recording, delivered in blank, or the original Assignment of Mortgage in recordable form into MERS. If the Mortgage Loan was acquired by the Company in a merger, the Assignment of Mortgage must be made by "Countrywide Home Loans, Inc., successor by merger to [name of predecessor]." If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the Assignment of Mortgage must be by "Countrywide Home Loans, Inc., formerly known as [previous name];"

          (f) the originals of all intervening assignments of mortgage with evidence of recording thereon, including warehousing assignments, if any;

          (g)     the  original  mortgagee  title  insurance  policy;

          (h)     such  other  documents  as  the  Purchaser  may  require.


(page)
                                   EXHIBIT D-1

                         CUSTODIAL ACCOUNT CERTIFICATION

                                                     _____________________, 200_

          Countrywide Home Loans, Inc. hereby certifies that it has established the account described below as a Custodial Account pursuant to Section 4.04 of the Seller's Warranties and Servicing Agreement, dated as of September 1, 2002, Residential Adjustable Rate Mortgage Loans.

Title  of  Account:     Countrywide  Home Loans, Inc. in trust for the Purchaser

Account  Number:        _______________

Address of office or branch
of the Company at
which Account is maintained:
                                 -------------------------------------------

                                 -------------------------------------------

                                 -------------------------------------------

                                 -------------------------------------------


                                 Countrywide Home Loans, Inc.

                                 Company


                                 By:
                                    ----------------------------------------
                                 Name:
                                      --------------------------------------
                                 Title:
                                       -------------------------------------


(page)
                                   EXHIBIT D-2

                       CUSTODIAL ACCOUNT LETTER AGREEMENT

                                                         _________________, 200_

To:
      ----------------------------------

      ----------------------------------

      ----------------------------------
      (the "Depository")

          As Company under the Seller's Warranties and Servicing Agreement, dated as of September 1, 2002, Residential Adjustable Rate Mortgage Loans (the "Agreement"), we hereby authorize and request you to establish an account, as a Custodial Account pursuant to Section 4.04 of the Agreement, to be designated as "[Servicer] in trust for the Purchaser - Residential Adjustable Rate Mortgage Loans." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. You may refuse any deposit which would result in violation of the requirement that the account be fully insured as described below. This letter is submitted to you in duplicate. Please execute and return one original to us.


                              [COUNTRYWIDE HOME LOANS, INC.]



                              By:
                                 ---------------------------------------

                              Name:
                                   -------------------------------------

                              Title:
                                    ------------------------------------

                              Date:
                                   -------------------------------------


(page)
          The undersigned, as Depository, hereby certifies that the above described account has been established under Account Number __________, at the office of the Depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured by the Federal Deposit Insurance Corporation through the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF").



                              ------------------------------------------
                              Depository


                              By:
                                 ---------------------------------------

                              Name:
                                   -------------------------------------

                              Title:
                                    ------------------------------------

                              Date:
                                   -------------------------------------


(page)
                                   EXHIBIT E-1

                          ESCROW ACCOUNT CERTIFICATION

                                                        __________________, 200_

          Countrywide Home Loans, Inc. hereby certifies that it has established the account described below as an Escrow Account pursuant to Section 4.06 of the Seller's Warranties and Servicing Agreement, dated as of September 1, 2002, Residential Adjustable Rate Mortgage Loans.

Title  of  Account:     "Countrywide Home Loans, Inc. in trust for the Purchaser
and  various  Mortgagors."

Account  Number:     _______________

Address of office or branch
of the Company at
which Account is maintained:
                                   ------------------------------------------

                                   ------------------------------------------

                                   ------------------------------------------

                                   ------------------------------------------

                                   [COUNTRYWIDE HOME LOANS, INC.]



                                   By:
                                      ---------------------------------------

                                   Name:
                                        -------------------------------------

                                   Title:
                                         ------------------------------------


(page)
                                   EXHIBIT E-2

                         ESCROW ACCOUNT LETTER AGREEMENT

                                                       ___________________, 200_

To:
      ----------------------------------

      ----------------------------------

      ----------------------------------
      (the "Depository")

          As Company under the Seller's Warranties and Servicing Agreement, dated as of September 1, 2002 Residential Adjustable Rate Mortgage Loans (the "Agreement"), we hereby authorize and request you to establish an account, as an Escrow Account pursuant to Section 4.07 of the Agreement, to be designated as "[Servicer], in trust for the Purchaser - Residential Adjustable Rate Mortgage Loans." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. You may refuse any deposit which would result in violation of the requirement that the account be fully insured as described below. This letter is submitted to you in duplicate. Please execute and return one original to us.


                              [COUNTRYWIDE HOME LOANS, INC.]



                              By:
                                 ---------------------------------------

                              Name:
                                   -------------------------------------

                              Title:
                                    ------------------------------------

                              Date:
                                   -------------------------------------


(page)
          The undersigned, as Depository, hereby certifies that the above described account has been established under Account Number ______, at the office of the Depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured by the Federal Deposit Insurance Corporation through the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF").


                              ------------------------------------------
                              Depository


                              By:
                                 ---------------------------------------

                              Name:
                                   -------------------------------------

                              Title:
                                    ------------------------------------

                              Date:
                                   -------------------------------------


(page)
                                    EXHIBIT F

                            MONTHLY REMITTANCE ADVICE


(page)
                                    EXHIBIT G

                            ASSIGNMENT AND ASSUMPTION

                                                         _________________, 200_

          ASSIGNMENT AND ASSUMPTION, dated __________, between __________________________________, a ___________________ corporation having an office at __________________ ("Assignor") and _________________________________,
a  __________________  corporation  having  an  office  at  __________________
("Assignee"):

          For and in consideration of the sum of TEN DOLLARS ($10.00) and other valuable consideration the receipt and sufficiency of which hereby are acknowledged, and of the mutual covenants herein contained, the parties hereto hereby agree as follows:

          1. The Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor, as purchaser, in, to and under that certain Seller's Warranties and Servicing Agreement, Residential Adjustable Rate Mortgage Loans (the "Seller's Warranties and Servicing Agreement"), dated as of September 1, 2002, by and between EMC Mortgage Corporation (the "Purchaser"), and Countrywide Home Loans, Inc. (the "Company"), and the Mortgage Loans delivered thereunder by the Company to the Assignor.

          2. The Assignor warrants and represents to, and covenants with, the Assignee that:

          a. The Assignor is the lawful owner of the Mortgage Loans with the full right to transfer the Mortgage Loans free from any and all claims and encumbrances whatsoever;

          b. The Assignor has not received notice of, and has no knowledge of, any offsets, counterclaims or other defenses available to the Company with respect to the Seller's Warranties and Servicing Agreement or the Mortgage Loans;

          c. The Assignor has not waived or agreed to any waiver under, or agreed to any amendment or other modification of, the Seller's Warranties and Servicing Agreement, the Custodial Agreement or the Mortgage Loans, including without limitation the transfer of the servicing obligations under the Seller's Warranties and Servicing Agreement. The Assignor has no knowledge of, and has not received notice of, any waivers under or amendments or other modifications of, or assignments of rights or obligations under, the Seller's Warranties and Servicing Agreement or the Mortgage Loans; and

          d. Neither the Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security to, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security from, or otherwise approached or negotiated with respect to the Mortgage Loans, any interest in the Mortgage Loans or any other similar security with, any person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Mortgage Loans under the Securities Act of 1933 (the "33 Act") or which would render the disposition of the Mortgage
Loans a violation of Section 5 of the 33 Act or require registration pursuant thereto.

          3. The Assignee warrants and represents to, and covenants with, the Assignor and the Company that:

          a. The Assignee agrees to be bound, as Purchaser, by all of the terms, covenants and conditions of the Seller's Warranties and Servicing Agreement, the Mortgage Loans and the Custodial Agreement, and from and after the date hereof, the Assignee assumes for the benefit of each of the Company and the Assignor all of the Assignor's obligations as Purchaser thereunder;

          b. The Assignee understands that the Mortgage Loans have not been registered under the 33 Act or the securities laws of any state;

          c. The purchase price being paid by the Assignee for the Mortgage Loans are in excess of $250,000 and will be paid by cash remittance of the full purchase price within 60 days of the sale;

          d. The Assignee is acquiring the Mortgage Loans for investment for its own account only and not for any other person. In this connection, neither the Assignee nor any Person authorized to act therefor has offered the Mortgage Loans by means of any general advertising or general solicitation within the meaning of Rule 502(c) of U.S. Securities and Exchange Commission Regulation D, promulgated under the 1933 Act;

          e. The Assignee considers itself a substantial, sophisticated institutional investor having such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of investment in the Mortgage Loans;

          f. The Assignee has been furnished with all informa-tion regarding the Mortgage Loans that it has requested from the Assignor or the Company;

          g. Neither the Assignee nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security to, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security from, or otherwise approached or negotiated with respect to the Mortgage Loans, any interest in the Mortgage Loans or any other similar security with, any person in any manner which would constitute a distribution of the Mortgage Loans under the 33 Act or which would render the disposition of the Mortgage Loans a violation of Section 5 of the 33 Act or require registration pursuant thereto, nor will it act, nor has it authorized or will it authorize any person to act, in such manner with respect to the Mortgage Loans; and

          h. Either: (1) the Assignee is not an employee benefit plan ("Plan") within the meaning of section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") or a plan (also "Plan") within the meaning of section 4975(e)(1) of the Internal Revenue Code of 1986 ("Code"), and the Assignee is not directly or indirectly purchasing the Mortgage Loans on behalf of, investment manager of, as named fiduciary of, as Trustee of, or with assets of, a Plan; or (2) the Assignee's purchase of the Mortgage Loans will not result in a prohibited transaction under section 406 of ERISA or section 4975 of the Code.

          i. The Assignee's address for purposes of all notices and correspondence related to the Mortgage Loans and the Seller's Warranties and Servicing Agreement is:

          -------------------------

          -------------------------

          -------------------------

          Attention:
                    ---------------

          The Assignee's wire transfer instructions for purposes of all remittances and payments related to the Mortgage Loans and the Seller's Warranties and Servicing Agreement are:

          -------------------------

          -------------------------

          -------------------------


          IN WITNESS WHEREOF, the parties have caused this Assignment and Assumption to be executed by their duly authorized officers as of the date first above written.


------------------------------------    -------------------------------------
Assignor                                Assignee


By:                                     By:
   ---------------------------------       ----------------------------------

Its:                                    Its:
    --------------------------------        ---------------------------------


(page)
                                    EXHIBIT H

                             UNDERWRITING GUIDELINES


(page)
                                    EXHIBIT I

                            ACKNOWLEDGMENT AGREEMENT

          On this ____ day of ____________, 200_, EMC Mortgage Corporation, (the "Purchaser") as the Purchaser under that certain Seller's Warranties and Servicing Agreement dated as of September 1, 2002, (the "Agreement"), does hereby contract with Countrywide Home Loans Inc. (the "Company") as Company under the Agreement, for the servicing responsibilities related to the Mortgage Loans listed on the related Mortgage Loan Schedule attached hereto. The Company hereby accepts the servicing responsibilities transferred hereby and on the date hereof assumes all servicing responsibilities related to the Mortgage Loans identified on the related Mortgage Loan Schedule all in accordance with the Agreement. The contents of each Servicing File required to be delivered to service the Mortgage Loans pursuant to the Agreement have been or shall be delivered to the Company by the Purchaser in accordance with the terms of the Agreement.

          With respect to the Mortgage Loans made subject to the Agreement hereby, the related Closing Date shall be ___________________.

          All other terms and conditions of this transaction shall be governed by the Agreement.

          Capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Agreement.

          This Acknowledgment Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original, and all such counterparts shall constitute one and the same instrument.

          IN WITNESS WHEREOF, the Purchaser and the Company have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                              PURCHASER:
                              EMC MORTGAGE CORPORATION

                              By:
                                 ---------------------------
                              Name:
                                   -------------------------
                              Title:
                                    ------------------------

                              SELLER:
                              COUNTRYWIDE HOME LOANS, INC.

                              By:
                                 ---------------------------
                              Name:
                                   -------------------------
                              Title:
                                    ------------------------




                              AMENDMENT NUMBER ONE
                                     to the
                   SELLER'S WARRANTIES AND SERVICING AGREEMENT
                          dated as of September 1, 2002
                                 by and between
                          COUNTRYWIDE HOME LOANS, INC.
                                    Company,
                                       and
                            EMC MORTGAGE CORPORATION
                                    Purchaser

     This AMENDMENT NUMBER ONE is made this 1st day of January, 2003, by and between COUNTRYWIDE HOME LOANS, INC., having an address at 4500 Park Granada, Calabasas, California 91302 (the "Company") and EMC MORTGAGE CORPORATION, having an address at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75014-1358 (the "Purchaser"), to the Seller's Warranties and Servicing Agreement, dated as of September 1, 2002, by and between the Company and the Purchaser (the "Agreement").

                                    RECITALS
                                    --------

          WHEREAS, the Company and the Purchaser have agreed to amend the Agreement as set forth herein.

          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and for the mutual covenants herein contained, the parties hereto hereby agree as follows:

          SECTION  1.     Amendments.  Effective  as  of  January  1,  2003, the
                          ----------
Agreement is hereby modified by making the following additions, deletions or modifications:


     A) All references to "Residential Adjustable Rate Mortgage Loans" are hereby deleted in their entirety and replaced with "Residential Fixed and Adjustable Rate Mortgage Loans" in the following sections: (i) the cover page, (ii) Section 4.04, (iii) Section 4.06, (iv) Exhibit D-1,
          (v) Exhibit D-2, (vi) Exhibit E-1, (vii) Exhibit E-2, and (viii) Exhibit G.

     B) The references to "adjustable rate" are hereby deleted and replaced with "fixed and adjustable rate" in the following sections: (i) the introductory sentence of the Agreement, and (ii) Section 3.01(i).

     C) The definition of "Convertible Mortgage Loan" is hereby deleted in its entirety.

     D) The definition of "5/1 ARM Mortgage Loan" is hereby deleted in its entirety.

     E) The definition of "Gross Margin" is hereby modified by deleting it in its entirety and replacing it with the following:

          Gross  Margin: With respect to each adjustable rate Mortgage Loan, the
          ------------
          fixed percentage amount set forth on the related Mortgage Note, which amount is added to the Index in accordance with the terms of the related Mortgage Note to determine on each Interest Rate Adjustment Date, the Mortgage Interest Rate for such Mortgage Loan.

     F) The definition of "Index" is hereby modified by deleting it in its entirety and replacing it with the following:

          Index:  With  respect  to any adjustable rate Mortgage Loan, the index
          -----
          identified on the related Mortgage Loan Schedule and set forth in the related Mortgage Note for the purpose of calculating the Mortgage Interest Rate thereon.

     G) The definition of "Initial Rate Cap" is hereby modified by deleting it in its entirety and replacing it with the following:

          Initial  Rate  Cap: With respect to each adjustable rate Mortgage Loan
          ------------------
          and the initial Interest Rate Adjustment Date therefor, a number of percentage points per annum that is set forth in the related Mortgage Loan Schedule and in the related Mortgage Note, which is the maximum amount by which the Mortgage Interest Rate for such adjustable rate Mortgage Loan may increase or decrease from the Mortgage Interest Rate in effect immediately prior to such Interest Rate Adjustment Date.

     H) The definition of "LIBOR Mortgage Loan" is hereby deleted in its entirety.

     I) The definition of "Lifetime Mortgage Interest Rate Cap" is hereby modified by deleting it in its entirety and replacing it with the following:

          Lifetime  Mortgage  Interest Rate Cap: With respect to each adjustable
          -------------------------------------
          rate Mortgage Loan, the absolute maximum Mortgage Interest Rate payable, above which the Mortgage Interest Rate cannot be adjusted.

     J) The definition of "Mortgage Interest Rate" is hereby modified by deleting it in its entirety and replacing it with the following:

          Mortgage  Interest  Rate: The annual rate at which Interest accrues on
          ------------------------
          any Mortgage Loan, and with respect to adjustable rate Mortgage Loans, the annual rate at which Interest accrues as adjusted from time to time in accordance with the provisions of the related Mortgage Note and in compliance with the related Initial Rate Cap, Lifetime Mortgage Interest Rate Cap and Periodic Rate Cap, if any, of the related Mortgage Note.

     K) The definition of "Mortgage Loan" is hereby modified by deleting it in its entirety and replacing it with the following:

          Mortgage  Loan:  An  individual fixed or adjustable rate Mortgage Loan
          --------------
          which is the subject of this Agreement, each Mortgage Loan originally sold and subject to this Agreement being identified on the Mortgage Loan Schedule, which Mortgage Loan includes without limitation the Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, condemnation proceeds, Insurance Proceeds, REO disposition proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan.

     L) The definition of "Non-Convertible Mortgage Loan" is hereby deleted in its entirety.

     M) The definition of "Servicing Fee Rate" is hereby modified by deleting it in its entirety and replacing it with the following:

          Servicing  Fee  Rate:  (i)  0.25% per annum with respect to fixed rate
          --------------------
          Mortgage Loans and certain adjustable rate Mortgage Loans as specified on the Mortgage Loan Schedule, (ii) 0.375% per annum with respect to certain adjustable rate Mortgage Loans as specified on the Mortgage Loan Schedule, and (iii) 0.25% with respect to certain adjustable rate Mortgage Loans for the period prior to the initial Interest Rate Adjustment Date and 0.375% for the period following the initial Interest Rate Adjustment Date as specified in the Mortgage Loan Schedule.

     N) The definition of "7/1 ARM Mortgage Loan" is hereby deleted in its entirety.

     O) The definition of "10/1 ARM Mortgage Loan" is hereby deleted in its entirety.

     P) The definition of "3/1 ARM Mortgage Loan" is hereby deleted in its entirety.

     Q) The definition of "Treasury Rate Mortgage Loan" is hereby deleted in its entirety.

     R) Section 3.01(c) is hereby modified by deleting the subpart in its entirety and replacing it with the following:

          (c)  No  Conflicts;  No Default. Neither the execution and delivery of
               ---------------------------
               this Agreement, the acquisition of the Mortgage Loans by the Company, the sale of the Mortgage Loans to the Purchaser or the transactions contemplated hereby, nor the fulfillment of or compliance with the terms and conditions of this Agreement, will conflict with or result in a breach of any of the terms, conditions or provisions of the Company's charter or by-laws or any legal restriction or any agreement or instrument to which the Company is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Company or its property is subject, or impair the ability of the Purchaser to realize on the Mortgage Loans, or impair the value of the Mortgage Loans. The Company is not in default, and has received no notice of default, under this Agreement;

     S) Section 3.01(d) is hereby modified by deleting the subpart in its entirety and replacing it with the following:

          (d)  Ability to Service. The Company is an approved seller/servicer of
               -------------------
               conventional residential mortgage loans for the United States Department of Housing and Urban Development ("HUD"), Fannie Mae, Freddie Mac, or any successor thereto, with the facilities, procedures, and experienced personnel necessary for the sound servicing of mortgage loans of the same type as the Mortgage Loans. The Company is in good standing to sell mortgage loans to and service mortgage loans for HUD, Fannie Mae or Freddie Mac, and no event has occurred, including but not limited to a change in insurance coverage, which would make the Company unable to comply with HUD, Fannie Mae or Freddie Mac eligibility requirements or which would require notification to either HUD, Fannie Mae or Freddie Mac;

     T)   The  following  shall  be  inserted  as  the  last sentence of Section
          3.02(f):

               "To the best of Company's knowledge, the Mortgaged Property is free of material damage;"

     U) The first sentence of Section 3.02(k) is hereby modified by deleting the sentence in its entirety and replacing it with the following:

          (k)  Validity  of  Mortgage  Documents.  The  Mortgage  Note  and  the
               ---------------------------------
               Mortgage are genuine, on forms generally acceptable to Fannie Mae and Freddie Mac, and each is the legal, valid and binding obligation of the maker thereof enforceable in accordance with its terms.

     V)   The  following  shall  be  inserted  as  the  last sentence of Section
          3.02(m):

               "Upon recordation of the Mortgage Note, Purchaser or its designee will be the owner of record of the Mortgage and the indebtedness evidenced by the Mortgage Note. Upon the sale of the Mortgage Loans, Purchaser will own such Mortgage Loans free and clear of any encumbrance, equity, participation interest, pledge, change, claim or security interest."

     W) Section 3.02(t) is hereby modified by deleting the subpart in its entirety and replacing it with the following:

          (t)  Origination;  Payment  Terms. The Mortgage Loan was originated by
               ----------------------------
               either i) the Company, which is a FNMA-approved, FHLMC-approved and HUD-approved mortgage banker, or ii) an entity that is a FNMA-approved, FHLMC-approved and HUD-approved mortgage banker, or a savings and loan association, a savings bank, a commercial bank or similar banking institution which is supervised and examined by a Federal or state authority. The Mortgage Interest Rate for an adjustable rate Mortgage Loan is adjusted as set forth in the related Mortgage Note. The Mortgage Note is payable each month in monthly installments of principal and interest, with interest in arrears, and requires Monthly Payments sufficient to amortize the original principal balance of the Mortgage Loan over a term of no more than 30 years. Each convertible Mortgage Loan contains a provision whereby the Mortgagor is permitted to convert the Mortgage Loan to a fixed-rate mortgage loan. No Mortgage Loan has a provision for negative amortization;

     X) Section 3.05 is hereby modified by deleting the section in its entirety and replacing it with the following:

          Section  3.05     Repurchase  Upon  Conversion.
                            ----------------------------

               In the event the Mortgagor under any convertible Mortgage Loan elects to convert said Mortgage Loan to a fixed rate mortgage loan, as provided in the related Mortgage Note, then the Company shall repurchase the related Mortgage Loan in the month the conversion takes place and in the manner prescribed in Section 3.04 at the Repurchase Price.

     Y)   The  following shall be inserted as the last sentence of Section 9.01:

          "All indemnification provisions of this Agreement, including but not limited to those set forth in this Section 9.01, shall survive the termination of this Agreement."

          SECTION 2.     Defined Terms.  Any terms capitalized but not otherwise
                         -------------
defined  herein  shall  have the respective meanings set forth in the Agreement.

          SECTION  3.     Governing  Law.  THIS  AMENDMENT  NUMBER  ONE SHALL BE
                          --------------
CONSTRUED  IN  ACCORDANCE  WITH  THE  LAWS  OF  THE STATE OF NEW YORK (INCLUDING
SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW) AND THE OBLIGATIONS, RIGHTS, AND REMEDIES OF THE PARTIES HEREUNDER SHALL BE DETERMINED IN ACCORDANCE WITH SUCH LAWS WITHOUT REGARD TO CONFLICT OF LAWS DOCTRINE APPLIED IN SUCH STATE (OTHER THAN SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW).

          SECTION  4.     Counterparts.  This  Amendment  Number  One  may  be
                          ------------
executed by each of the parties hereto on any number of separate counterparts, each of which shall be an original and all of which taken together shall constitute one and the same instrument.

          SECTION  5.     Limited  Effect.  Except  as  amended  hereby,  the
                          ---------------
Agreement shall continue in full force and effect in accordance with its terms. Reference to this Amendment Number One need not be made in the Agreement or any other instrument or document executed in connection therewith, or in any certificate, letter or communication issued or made pursuant to, or with respect to, the Agreement, any reference in any of such items to the Agreement being sufficient to refer to the Agreement as amended hereby.

                            [SIGNATURE PAGE FOLLOWS]


(page)
          IN WITNESS WHEREOF, the Company and the Purchaser have caused this Amendment Number One to be executed and delivered by their duly authorized officers as of the day and year first above written.


                                       COUNTRYWIDE HOME LOANS, INC.
                                       (Company)


                                       By:
                                          ----------------------------------
                                       Name:
                                       Title:



                                       EMC  MORTGAGE  CORPORATION
                                       (Purchaser)


                                       By:
                                          ----------------------------------
                                       Name:
                                       Title:










     This AMENDMENT No. 2 (the "Amendment") is made this 1st day of September, 2004, by and between EMC Mortgage Corporation (the "Purchaser") and Countrywide Home Loans, Inc. (the "Company"), to the Seller's Warranties and Servicing Agreement dated as of September 1, 2002 (the "SWS Agreement"), by and between the Purchaser and the Company.

     WHEREAS, the Purchaser and the Company desire to amend the SWS Agreement as set forth herein.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agrees as follows:

SECTION  1.     Defined  Terms.   Unless  otherwise amended by the terms of this
                --------------
Amendment, terms used in this Amendment shall have the meanings assigned in the SWS Agreement.

SECTION  2.     Amendment.   Effective as of September 1, 2004 the SWS Agreement
                ---------
is  hereby  amended  as  follows:

     (a) The following definition of Qualified Depository is modified by adding the word "fully" to it and now reads as follows:

     Qualified  Depository: A depository the accounts of which are fully insured
     ---------------------
     by the FDIC through BIF or SAIF or the debt obligations of which are rated AA (or the equivalent rating category) or better by a national recognized statistical rating organization.

     (b)     The  following  definition  is  added  to  Article  I  of  the  SWS
Agreement:

     Master Servicer:  Wells Fargo Bank, National Association, or its successors
     ---------------
     in  interest.

     (c) The definition of Business Day is deleted in its entirety and replaced with the following:

     Business  Day:  Any  day  other  than:  (i) a Saturday or Sunday, or (ii) a
     -------------
     legal holiday in the States of New York, California, Texas, Maryland or Minnesota, or (iii) a day on which banks in the States of New York, California, Texas, Maryland or Minnesota are authorized or obligated by law or executive order to be closed.

     (d) Clause (d) of Section 3.01 of the SWS Agreement is deleted in its entirety and replaced with the following:

     (d)     Ability  to  Service.  The  Company  is  an  approved  servicer  of
             --------------------
     conventional residential mortgage loans for Fannie Mae or Freddie Mac, with the facilities, procedures, and experienced personnel necessary for the sound servicing of mortgage loans of the same type as the Mortgage Loans. The Company is in good standing to service mortgage loans for Fannie Mae or Freddie Mac, and no event has occurred, including but not limited to a change in insurance coverage, which would make the Company unable to comply with Fannie Mae or Freddie Mac eligibility requirements or which would require notification to either Fannie Mae or Freddie Mac;

     (e) Section 3.02(oo) of the SWS Agreement is hereby deleted in its entirety and replaced with the following:

     (oo) No  HOEPA  or  "High  Cost" Loans. No Mortgage Loan is classified as a
          ---------------------------------
          "high cost" mortgage loan under the Home Ownership and Equity Protection Act of 1994, as amended, nor is any Mortgage Loan a "high cost home," "covered," "high risk home" or "predatory" loan under any applicable state, federal or local law (or a similarly classified loan using different terminology under a law imposing heightened regulatory scrutiny or additional legal liability for residential mortgage loans having high interest rates, points and/or fees) or any other statute or regulation providing assignee liability to holders of such mortgage loans.

     (f)     The  following  representations and warranties are added to Section
3.02  of  the  SWS  Agreement:

     (xx) No Mortgage Loan originated on or after October 1, 2002 through March 6, 2003 is secured by Mortgaged Property located in the State of Georgia;

     (yy) No Mortgage Loan originated on or after March 7, 2003 is a "high cost home loan" as defined under the Georgia Fair Lending Act;

     (zz) With respect to each Mortgage Loan, accurate and complete information regarding the borrower credit files related to such Mortgage Loan has been furnished on a monthly basis to credit reporting agencies in compliance with the provisions of the Fair Credit Reporting Act, 15 U.S.C. Sec. 1681 et seq., and the applicable implementing regulations.

     (g) The following shall be added as the second sentence of the third paragraph of Section 4.01 of the SWS Agreement:

     In addition, the Company shall furnish information regarding the borrower credit files related to such Mortgage Loan to credit reporting agencies in compliance with the provisions of the Fair Credit Reporting Act, 15 U.S.C. Sec. 1681 et seq., and the applicable implementing regulations, on a monthly basis.

     (h) Section 6.04 of the SWS Agreement is deleted in its entirety and replaced with the following:

     Section  6.04      Annual  Statement  as  to  Compliance.
                        -------------------------------------

     The Company will deliver to the Master Servicer on or before March 15 of each year, beginning with March 15, 2005 an Officer's Certificate in a form acceptable for filing with the Securities and Exchange Commission as an exhibit to a Form 10-K stating that (i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officer's supervision, (ii) the Company has fully complied with the servicing provisions of this Agreement and
     (iii) to the best of such officer's knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof. ("Annual Statement of Compliance")

     (i) Section 6.05 of the SWS Agreement is deleted in its entirety and replaced with the following:

     Section  6.05      Annual  Independent  Certified  Public  Accountants'
                        ----------------------------------------------------
Servicing  Report.
------------------

     On or before March 15 of each year, beginning with March 15, 2005, the Company at its expense shall cause a firm of independent public accountants which is a member of the American Institute of Certified Public Accountants to furnish a statement to the Master Servicer in a form acceptable for filing with the Securities and Exchange Commission as an exhibit to a Form 10-K to the effect that such firm has examined certain documents and records relating to the servicing of mortgage loans by the Company generally that include a sampling of the Mortgage Loans, the provisions of
     Article II and Article IV of this Agreement have been complied with and, on the basis of such an examination conducted substantially in accordance with the Uniform Single Attestation Program for Mortgage Bankers, such servicing has been conducted in compliance with this Agreement, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement. ("Annual Independent Public Accountant's Servicing Report")

     (j)     The  following  is  added  as  Section  6.07  of the SWS Agreement:

     Section  6.07      Annual  Certification.
                        ---------------------

          (a) For so long as (1) the Mortgage Loans are being master serviced by the Master Servicer and (2) the Master Servicer is required by
     Section 302 of the Sarbanes-Oxley Act of 2002 to provide an annual certification, by March 15th of each year, beginning with March 15, 2005 (or if not a Business Day, the immediately preceding Business Day), an officer of the Company shall execute and deliver an Officer's Certificate to the Master Servicer for the benefit of such Master Servicer and its officers, directors and affiliates, certifying as to the following matters:

          (i) Based on my knowledge, the information in the Annual Statement of Compliance, the Annual Independent Public Accountant's Servicing Report and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans submitted to the Master Servicer taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by such statements or reports;

          (ii) Based on my knowledge, the servicing information required to be provided to the Master Servicer by the Company under this Servicing Agreement has been provided to the Master Servicer;

          (iii) I am responsible for reviewing the activities performed by the Company under the Servicing Agreement and based upon my knowledge and the review required by this Servicing Agreement, and except as disclosed in the Annual Statement of Compliance or the Annual Independent Public Accountant's Servicing Report submitted to the Master Servicer, the Servicer has, as of the last day of the period covered by the Annual Statement of Compliance, fulfilled its obligations under this Servicing Agreement; and

          (iv) I have disclosed to the Master Servicer all significant deficiencies relating to the Company's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Servicing Agreement.

          (b) The Company shall indemnify and hold harmless the Master Servicer and its officers, directors, agents and affiliates from and against any losses, damages, penalties, fines, forfeitures, reasonable legal fees and related costs, judgments and other costs and expenses arising out of or based upon a breach by the Company or any of its officers, directors, agents or affiliates of its obligations under this
     Section 6.07 or the negligence, bad faith or willful misconduct of the Company in connection therewith. If the indemnification provided for herein is unavailable in whole or in part for any reason, then the Company agrees that it shall contribute to the amount paid or payable by the Master Servicer as a result of the losses, claims, damages or liabilities of the Master Servicer in such proportion as is appropriate to reflect the relative fault of the Company, in connection with a breach of the Company's obligations under this Section 6.07 or the Company's negligence, bad faith or willful misconduct in connection therewith.

     (k) Section 10.01 is hereby modified by adding the word "or" at the end of clause (ix) thereof and inserting the following as clause (x):

     (x) failure by the Company to duly perform, within the required time period, its obligations under Section 6.04, 6.05 or 6.07 which failure continues unremedied for a period of ten (10) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by any party to this Servicing Agreement or by any master servicer responsible for master servicing the Mortgage Loans pursuant to a securitization of such Mortgage Loans.

     (l) Section 12.03 of the SWS Agreement is deleted in its entirety and replaced with the following:

     Section  12.03      Governing  Law.
                         --------------

          This Agreement shall be governed by and construed in accordance with the laws of the State of New York without giving effect to principles of conflicts of laws and except to the extent preempted by Federal law and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

SECTION  3.  Effect  of  Amendment.   Upon  execution of this Amendment, the SWS
             ----------------------
Agreement shall be, and be deemed to be, modified and amended in accordance herewith and the respective rights, limitations, obligations, duties, liabilities and immunities of the Purchaser and the Company shall hereafter be determined, exercised and enforced subject in all respects to such modifications and amendments, and all the terms and conditions of this Amendment shall be deemed to be part of the terms and conditions of the SWS Agreement for any and all purposes. Except as modified and expressly amended by this Amendment, the SWS Agreement is in all respects ratified and confirmed, and all the terms, provisions and conditions thereof shall be and remain in full force and effect.

SECTION  4.  Binding Effect.   The provisions of this Amendment shall be binding
             ---------------
upon and inure to the benefit of the respective successors and assigns of the parties hereto, and all such provisions shall inure to the benefit of the Purchaser and the Company.

SECTION 5. Severability of Provisions.   If any one or more of the provisions or
           ---------------------------
terms of this Amendment shall be for any reason whatsoever held invalid, then such provisions or terms shall be deemed severable from the remaining provisions or terms of this Amendment and shall in no way affect the validity or enforceability of the other provisions or terms of this Amendment.

SECTION  6.  Section Headings.   The section headings herein are for convenience
             -----------------
of  reference  only, and shall not limit or otherwise affect the meaning hereof.

SECTION  7.     Execution in Counterparts.     This Amendment may be executed by
                -------------------------
the parties hereto in several counterparts, each of which shall be executed by the parties hereto and be deemed an original and all of which shall constitute together by one and the same agreement.

SECTION  8.     Governing  Law.     THIS  AGREEMENT  SHALL  BE  CONSTRUED  IN
                --------------
ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, WITHOUT REFERENCE TO CONFLICT OF LAW PRINCIPLES, AND THE OBLIGATIONS, RIGHTS AND REMEDIES OF THE PARTIES HEREUNDER SHALL BE DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.


(page)
     IN WITNESS WHEREOF, the parties have caused this Amendment to the SWS Agreement to be executed by their respective officers thereunto duly authorized as of the day and year first above written.

                                   EMC  MORTGAGE  CORPORATION


                                   By:
                                      ------------------------------------
                                   Name:
                                        ----------------------------------
                                   Title:
                                         ---------------------------------


                                   COUNTRYWIDE  HOME  LOANS,  INC.


                                   By:
                                      ------------------------------------
                                   Name:
                                        ----------------------------------
                                   Title:
                                         ---------------------------------





                                                               EXECUTION VERSION

                                AMENDMENT REG AB
           TO THE MASTER MORTGAGE LOAN PURCHASEAND SERVICING AGREEMENT


          This  is Amendment Reg AB ("Amendment Reg AB"), dated as of January 1,
                                      ----------------
2006, by and between EMC Mortgage Corporation (the "Purchaser"), and Countrywide
                                                    ---------
Home  Loans,  Inc.  (the  "Company")  to  that  certain  Seller's Warranties and
                           -------
Servicing Agreement dated as of September 1, 2002 by and between the Company and the Purchaser (as amended, modified or supplemented, the "Existing Agreement").
                                                           ------------------

W I T N E S S E T H

          WHEREAS, the Company and the Purchaser have agreed, subject to the terms and conditions of this Amendment Reg AB that the Existing Agreement be amended to reflect agreed upon revisions to the terms of the Existing Agreement.

          Accordingly, the Company and the Purchaser hereby agree, in consideration of the mutual premises and mutual obligations set forth herein, that the Existing Agreement is hereby amended as follows:

1. Capitalized terms used herein but not otherwise defined shall have the meanings set forth in the Existing Agreement. The Existing Agreement is hereby amended by adding the following definitions in their proper alphabetical order:

     Commission:  The  United  States  Securities  and  Exchange  Commission.
     ----------

     Company  Information:  As  defined  in  Section  2(g)(i)(A)(1).
     --------------------

     Depositor:  The  depositor,  as such term is defined in Regulation AB, with
     ---------
respect  to  any  Securitization  Transaction.

     Exchange  Act:  The  Securities  Exchange  Act  of  1934,  as  amended.
     -------------

     Master  Servicer:  With  respect  to  any  Securitization  Transaction, the
     ----------------
"master  servicer,"  if  any,  identified  in the related transaction documents.

     Qualified  Correspondent:  Any  Person  from  which  the  Company purchased
     ------------------------
Mortgage Loans, provided that the following conditions are satisfied: (i) such Mortgage Loans were either (x) originated pursuant to an agreement between the Company and such Person that contemplated that such Person would underwrite mortgage loans from time to time, for sale to the Company, in accordance with underwriting guidelines designated by the Company ("Designated Guidelines") or guidelines that do not vary materially from such Designated Guidelines or (y) individually re-underwritten by the Company to the Designated Guidelines at the time such Mortgage Loans were acquired by the Company; (ii) either (x) the Designated Guidelines were, at the time such Mortgage Loans were originated, used by the Company in origination of mortgage loans of the same type as the Mortgage Loans for the Company's own account or (y) the Designated Guidelines were, at the time such Mortgage Loans were underwritten, designated by the Company on a consistent basis for use by lenders in originating mortgage loans to be purchased by the Company; and (iii) the Company employed, at the time such Mortgage Loans were acquired by the Company, pre-purchase or post-purchase quality assurance procedures (which may involve, among other things, review of a sample of mortgage loans purchased during a particular time period or through particular channels) designed to ensure that either Persons from which it purchased mortgage loans properly applied the underwriting criteria designated by the Company or the Mortgage Loans purchased by the Company substantially comply with the Designated Guidelines.

     Reconstitution:  Any  Securitization  Transaction  or  Whole Loan Transfer.
     --------------

     Reconstitution  Agreement:  An  agreement or agreements entered into by the
     -------------------------
Company and the Purchaser and/or certain third parties in connection with a Reconstitution with respect to any or all of the Mortgage Loans serviced under the Agreement.

     Regulation AB:  Subpart 229.1100 - Asset Backed Securities (Regulation AB),
     -------------
17 C.F.R. Sec.Sec.229.1100-229.1123, as such may be amended from time to time, and subject to such clarification and interpretation as have been provided by the Commission in the adopting release (Asset-Backed Securities, Securities Act Release No. 33-8518, 70 Fed. Reg. 1,506, 1,531 (Jan. 7, 2005)) or by the staff of the Commission, or as may be provided by the Commission or its staff from time to time.

     Securities  Act:  The  Securities  Act  of  1933,  as  amended.
     ---------------

     Securitization  Transaction:  Any  transaction  subject  to  Regulation  AB
     ---------------------------
involving either (1) a sale or other transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity in connection with an issuance of publicly offered, rated or unrated mortgage-backed securities or (2) an issuance of publicly offered, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.

     Servicer:  As  defined  in  Section  2(c)(iii).
     --------

     Servicing  Criteria:  The "servicing criteria" set forth in Item 1122(d) of
     -------------------
Regulation  AB,  as  such  may  be  amended  from  time  to  time.

     Static Pool Information:  Static pool information as described in Item 1105
     -----------------------
of  Regulation  AB.

     Subcontractor:  Any  vendor,  subcontractor  or  other  Person  that is not
     -------------
responsible for the overall servicing (as "servicing" is commonly understood by participants in the mortgage-backed securities market) of Mortgage Loans but performs one or more discrete functions identified in Item 1122(d) of Regulation AB with respect to Mortgage Loans under the direction or authority of the Company or a Subservicer.

     Subservicer:  Any  Person  that  services  Mortgage  Loans on behalf of the
     -----------
Company or any Subservicer and is responsible for the performance (whether directly or through Subservicers or Subcontractors) of a substantial portion of the material servicing functions required to be performed by the Company under this Agreement or any Reconstitution Agreement that are identified in Item 1122(d) of Regulation AB; provided, however, that the term "Subservicer" shall not include any master servicer other than the Company, or any special servicer engaged at the request of a Depositor, Purchaser or investor in a Securitization Transaction, nor any "back-up servicer" or trustee performing servicing functions on behalf of a Securitization Transaction engaged at the request of a Depositor, Purchaser, or investor in a Securitization Transaction.

     Third-Party Originator:  Each Person, other than a Qualified Correspondent,
     ----------------------
that  originated  Mortgage  Loans  acquired  by  the  Company.

     Whole  Loan  Transfer:  Any sale or transfer of some or all of the Mortgage
     ---------------------
Loans,  other  than  a  Securitization  Transaction.

2. The Purchaser and the Company agree that the Existing Agreement is hereby amended by adding the following provisions:

     (a)     Intent  of  the  Parties;  Reasonableness.
             -----------------------------------------

     The  Purchaser  and  the  Company acknowledge and agree that the purpose of
Article 2 of this Agreement is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. Neither the Purchaser nor any Depositor shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder. Although Regulation AB is applicable by its terms only to offerings of asset-backed securities that are registered under the Securities Act, the parties acknowledges that investors in privately offered securities may require that the Purchaser or any Depositor provide comparable disclosure in unregistered offerings. The parties agree over time to negotiate in good faith with respect to the provision of comparable disclosure in private offerings. The Company acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff. The Company agrees to negotiate in good faith with the Purchaser or any Depositor with regard to any reasonable requests for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Securitization Transaction, the Company shall cooperate fully with the Purchaser to deliver to the Purchaser (including any of its assignees or designees) and any Depositor, any and all statements, reports, certifications, records and any other information necessary to permit the Purchaser or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Company, and any parties or items identified in writing by the Purchaser, including, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans necessary in order to effect such compliance, in the Purchaser's or Depositor's reasonable determination.

     The Purchaser agrees that it will cooperate with the Company and provide sufficient and timely notice of any information requirements pertaining to a Securitization Transaction. The Purchaser will make all reasonable efforts to limit requests for information, reports or any other materials to items the Purchaser reasonably believes is required for compliance with Regulation AB, and shall not request information which is not required for such compliance.

     (b)     Additional  Representations  and  Warranties  of  the  Company.
             --------------------------------------------------------------

          (i) The Company shall be deemed to represent to the Purchaser and to any Depositor, as of the date on which information is first provided to the Purchaser or any Depositor under Section 2(c) that, except as disclosed in writing to the Purchaser or such Depositor prior to such date: (i) the Company is not aware and has not received notice that any default, early amortization or other performance triggering event has occurred as to any other securitization due to any act or failure to act of the Company; (ii) the Company has not been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; (iii) no material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Company as servicer has been disclosed or reported by the Company; (iv) no material changes to the Company's policies or procedures with respect to the servicing function it will perform under this Agreement and any Reconstitution Agreement for mortgage loans of a type similar to the Mortgage Loans have occurred during the three-year period immediately preceding the related Securitization Transaction; (v) there are no aspects of the Company's financial condition that could have a material adverse effect on the performance by the Company of its servicing obligations under this Agreement or any Reconstitution Agreement; (vi) there are no material legal or governmental proceedings pending (or known to be contemplated) against the Company, any Subservicer or any Third-Party Originator; and
     (vii) there are no affiliations, relationships or transactions relating to the Company, any Subservicer or any Third-Party Originator with respect to any Securitization Transaction and any party thereto identified by the related Depositor of a type described in Item 1119 of Regulation AB.

          (ii) If so requested by the Purchaser or any Depositor on any date following the date on which information is first provided to the Purchaser or any Depositor under Section 2(c), the Company shall, within five Business Days following such request, confirm in writing the accuracy of the representations and warranties set forth in paragraph (i) of this Section or, if any such representation and warranty is not accurate as of the date of such request, provide reasonably adequate disclosure of the pertinent facts, in writing, to the requesting party.

     (c)     Information  to  Be  Provided  by  the  Company.
             -----------------------------------------------

     In connection with any Securitization Transaction the Company shall (1) within five Business Days following request by the Purchaser or any Depositor, provide to the Purchaser and such Depositor (or, as applicable, cause each Third-Party Originator and each Subservicer to provide), in writing reasonably required for compliance with Regulation AB, the information and materials specified in paragraphs (i), (ii), (iii) and (vi) of this Section 2(c), and (2) as promptly as practicable following notice to or discovery by the Company, provide to the Purchaser and any Depositor (as required by Regulation AB) the information specified in paragraph (iv) of this Section.

          (i) If so requested by the Purchaser or any Depositor, the Company shall provide such information regarding (x) the Company, as originator of the Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent, if applicable), or (y) as applicable, each Third-Party Originator, and (z) as applicable, each Subservicer, as is requested for the purpose of compliance with Items 1103(a)(1), 1105 (subject to paragraph (b) below), 1110, 1117 and 1119 of Regulation AB. Such information shall include, at a minimum:

               (A)     the  originator's  form  of  organization;

               (B) to the extent material, a description of the originator's origination program and how long the originator has been engaged in originating residential mortgage loans, which description shall include a discussion of the originator's experience in originating mortgage loans of a similar type as the Mortgage Loans; if material, information regarding the size and composition of the originator's origination portfolio; and information that may be material to an analysis of the performance of the Mortgage Loans, including the originators' credit-granting or underwriting criteria for mortgage loans of similar type(s) as the Mortgage Loans and such other information as the Purchaser or any Depositor may reasonably request for the purpose of compliance with Item 1110(b)(2) of Regulation AB;

               (C) a brief description of any material legal or governmental proceedings pending (or known to be contemplated by a governmental authority) against the Company, each Third-Party Originator, if applicable, and each Subservicer; and

               (D) a description of any affiliation or relationship between the Company, each Third-Party Originator, if applicable, each Subservicer and any of the following parties to a Securitization Transaction, as such parties are identified to the Company by the Purchaser or any Depositor in writing or in the related Reconstitution Agreement within five Business Days in advance of such Securitization
          Transaction:

                    (1)  the  sponsor;
                    (2)  the  depositor;
                    (3)  the  issuing  entity;
                    (4)  any  servicer;
                    (5)  any  trustee;
                    (6)  any  originator;
                    (7)  any  significant  obligor;
                    (8)  any  enhancement  or  support  provider;  and
                    (9)  any  other  material  transaction  party.

          (ii) If so requested by the Purchaser or any Depositor, and required by Regulation AB or as otherwise agreed upon by the Company, the Purchaser and/or the Depositor, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide) Static Pool Information with respect to the mortgage loans (of a similar type as the Mortgage Loans, as reasonably identified by the Purchaser as provided below) originated by (a) the Company, if the Company is an originator of Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent, if applicable), and/or (b) as applicable, each Third-Party Originator. Such Static Pool Information shall be prepared by the Company (or, if applicable, the Third-Party Originator) on the basis of its reasonable, good faith interpretation of the requirements of Item 1105(a)(1)-(3) of Regulation AB. To the extent that there is reasonably available to the Company (or Third-Party Originator, as applicable) Static Pool Information with respect to more than one mortgage loan type, the Purchaser or any Depositor shall be entitled to specify whether some or all of such information shall be provided pursuant to this paragraph. The content of such Static Pool Information may be in the form customarily provided by the Company, and need not be customized for the Purchaser or any Depositor. Such Static Pool Information for each vintage origination year or prior securitized pool, as applicable, shall be presented in increments no less frequently than quarterly over the life of the mortgage loans included in the vintage origination year or prior securitized pool. The most recent periodic increment must be as of a date no later than 135 days prior to the date of the prospectus or other offering document in which the Static Pool Information is to be included or incorporated by reference. The Static Pool Information shall be provided in an electronic format that provides a permanent record of the information provided, such as a portable document format (pdf) file, or other such electronic format.

          Promptly following notice or discovery of a material error (as determined in Company's sole discretion), in Static Pool Information provided pursuant to the immediately preceding paragraph (including an omission to include therein information required to be provided pursuant to such paragraph), the Company shall provide corrected Static Pool Information to the Purchaser or any Depositor, as applicable, in the same format in which Static Pool Information was previously provided to such party by the Company.

          If so requested by the Purchaser or any Depositor, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide), at the expense of the requesting party (to the extent of any additional incremental expense associated with delivery pursuant to this Agreement), agreed-upon procedures letters of certified public accountants pertaining to Static Pool Information relating to prior securitized pools for securitizations closed on or after January 1, 2006 or, in the case of Static Pool Information with respect to the Company's or, if applicable, Third-Party Originator's originations or purchases, to calendar months commencing January 1, 2006, as the Purchaser or such Depositor shall reasonably request. Such statements and letters shall be addressed to and be for the benefit of such parties as the Purchaser or such Depositor shall designate, which shall be limited to any Sponsor, any Depositor, any broker dealer acting as underwriter, placement agent or initial purchaser with respect to a Securitization Transaction or any other party that is reasonably and customarily entitled to receive such statements and letters in a Securitization Transaction. Any such statement or letter may take the form of a standard, generally applicable document accompanied by a reliance letter authorizing reliance by the addressees designated by the Purchaser or such Depositor.

          (iii) If reasonably requested by the Purchaser or any Depositor, the Company shall provide such information regarding the Company, as servicer of the Mortgage Loans, and each Subservicer (each of the Company and each Subservicer, for purposes of this paragraph, a "Servicer"), as is reasonably requested for the purpose of compliance with Item 1108 of Regulation AB. Such information shall include, at a minimum:

               (A)     the  Servicer's  form  of  organization;

               (B) a description of how long the Servicer has been servicing residential mortgage loans; a general discussion of the Servicer's experience in servicing assets of any type as well as a more detailed discussion of the Servicer's experience in, and procedures for, the servicing function it will perform under this Agreement and any Reconstitution Agreements; information regarding the size, composition and growth of the Servicer's portfolio of residential mortgage loans of a type similar to the Mortgage Loans and information on factors related to the Servicer that may be material, in the reasonable determination of the Purchaser or any Depositor, to any analysis of the servicing of the Mortgage Loans or the related asset-backed securities, as applicable, including, without limitation:

                    (1) whether any prior securitizations of mortgage loans of a type similar to the Mortgage Loans involving the Servicer have defaulted or experienced an early amortization or other performance triggering event because of servicing during the three-year period immediately preceding the related Securitization Transaction;

                    (2)     the  extent  of  outsourcing  the Servicer utilizes;

                    (3) whether there has been previous disclosure of material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Servicer as a servicer during the three-year period immediately preceding the related Securitization Transaction;

                    (4) whether the Servicer has been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; and

                    (5) such other information as the Purchaser or any Depositor may reasonably request for the purpose of compliance with Item 1108(b)(2) of Regulation AB;

               (C) a description of any material changes during the three-year period immediately preceding the related Securitization Transaction to the Servicer's policies or procedures with respect to the servicing function it will perform under this Agreement and any Reconstitution Agreements for mortgage loans of a type similar to the Mortgage Loans;

               (D) information regarding the Servicer's financial condition, to the extent that there is a material risk that an adverse financial event or circumstance involving the Servicer could have a material adverse effect on the performance by the Company of its servicing obligations under this Agreement or any Reconstitution Agreement;

               (E) information regarding advances made by the Servicer on the Mortgage Loans and the Servicer's overall servicing portfolio of residential mortgage loans for the three-year period immediately preceding the related Securitization Transaction, which may be limited to a statement by an authorized officer of the Servicer to the effect that the Servicer has made all advances required to be made on residential mortgage loans serviced by it during such period, or, if such statement would not be accurate, information regarding the percentage and type of advances not made as required, and the reasons for such failure to advance;

               (F) a description of the Servicer's processes and procedures designed to address any special or unique factors involved in servicing loans of a similar type as the Mortgage Loans;

               (G) a description of the Servicer's processes for handling delinquencies, losses, bankruptcies and recoveries, such as through liquidation of mortgaged properties, sale of defaulted mortgage loans or workouts; and

               (H) information as to how the Servicer defines or determines delinquencies and charge-offs, including the effect of any grace period, re-aging, restructuring, partial payments considered current or other practices with respect to delinquency and loss experience.

          (iv) For the purpose of satisfying its reporting obligation under the Exchange Act with respect to any class of asset-backed securities, the Company shall (or shall cause each Subservicer and, if applicable, any Third-Party Originator to) (a) provide notice within two (2) Business Days to the Purchaser, any Master Servicer and any Depositor in writing of (1) any merger, consolidation or sale of substantially all of the assets of the Company, (2) the Company's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Company's obligations under the Agreement or any Reconstitution Agreement that qualifies as an "entry into a material definitive agreement" under Item 1.01 of the form 8-K, and (b) provide prompt notice to the Purchaser, the Master Servicer and the Depositor of (1) any Event of Default under the terms of the Agreement or any Reconstitution Agreement to the extent not known by such Purchaser, Master Servicer or Depositor, and (2) any material litigation or governmental proceedings involving the Company, any Subservicer or any Third Party Originator.

          (v) To the extent the Purchaser or any Depositor does not itself have an affiliation or relationship required to be disclosed under Item
     1119 of Regulation AB that develops following the closing date of a Securitization Transaction, the Company shall provide to the Purchaser and any Depositor a description of any such affiliation or relationship involving the Company, any Subservicer or any Third-Party Originator no later than 15 calendar days prior to the date the Depositor is required to file its Form 10-K disclosing such affiliation or relationship. For purposes of the foregoing, the Company (1) shall be entitled to assume that the parties to the Securitization Transaction with whom affiliations or relations must be disclosed are the same as on the closing date if it provides a written request (which may be by e-mail) to the Depositor or Master Servicer, as applicable, requesting such confirmation and either obtains such confirmation or receives no response within three (3) Business Days, (2) shall not be obligated to disclose any affiliations or relationships that may develop after the closing date for the Securitization Transaction with any parties not identified to the Company pursuant to clause (D) of paragraph (i) of this Section 2(c), and (3) shall be entitled to rely upon any written identification of parties provided by the Depositor, the Purchaser or any master servicer.

          (v) As a condition to the succession to the Company or any Subservicer as servicer or subservicer under this Agreement or any applicable Reconstitution Agreement related thereto by any Person (i) into which the Company or such Subservicer may be merged or consolidated, or
     (ii) which may be appointed as a successor to the Company or any Subservicer, the Company shall provide to the Purchaser, any Master
     Servicer, and any Depositor, at least 15 calendar days prior to the effective date of such succession or appointment, (x) written notice to the Purchaser and any Depositor of such succession or appointment and (y) in writing, all information reasonably requested by the Purchaser or any Depositor in order to comply with its reporting obligation under Item 6.02 of Form 8-K with respect to any class of asset-backed securities.

          (vi) Not later than ten days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any Securitization Transaction that includes any of the Mortgage Loans serviced by the Company, the Company shall, to the extent the Company has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and materials related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

               (a) any material modifications, extensions or waivers of Mortgage Loan terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121(a)(11) of Regulation AB);

               (b) material breaches of Mortgage Loan representations or warranties or transaction covenants under the Existing Agreement, as amended herein (Item 1121(a)(12) of Regulation AB): and

               (c) information regarding any Mortgage Loan changes (such as, additions, substitutions or repurchases) and any material changes in origination, underwriting, or other criteria for acquisition or selection of pool assets (Item 1121(a)(14) of Regulation AB).

          (vii) In addition to such information as the Company, as servicer, is obligated to provide pursuant to other provisions of this Agreement, if reasonably requested by the Purchaser or any Depositor, the Company shall provide such information which is available to the Company, regarding the servicing of the Mortgage Loans as is reasonably required to facilitate preparation of distribution reports in accordance with Item 1121 of Regulation AB.

     (d)     Servicer  Compliance  Statement.
             -------------------------------

     On or before March 5 of each calendar year, commencing in 2007, the Company shall deliver to the Purchaser and any Depositor a statement of compliance addressed to the Purchaser and such Depositor and signed by an authorized officer of the Company, to the effect that (i) a review of the Company's servicing activities during the immediately preceding calendar year (or applicable portion thereof) and of its performance under the servicing provisions of this Agreement and any applicable Reconstitution Agreement during such period has been made under such officer's supervision, and (ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its servicing obligations under this Agreement and any applicable Reconstitution Agreement in all material respects throughout such calendar year (or applicable portion thereof) or, if there has been a failure to fulfill any such obligation in any material respect, specifically identifying each such failure known to such officer and the nature and the status thereof.

     (e)     Report  on  Assessment  of  Compliance  and  Attestation.
             --------------------------------------------------------

          (i) On or before March 5 of each calendar year, commencing in 2007, the Company shall:

               (A) deliver to the Purchaser and any Depositor a report regarding the Company's assessment of compliance with the Servicing Criteria during the immediately preceding calendar year, as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Such report shall be addressed to the Purchaser and such Depositor and signed by an authorized officer of the Company, and shall address each of the applicable Servicing Criteria specified on a certification substantially in the form of Exhibit A hereto (wherein "investor" shall mean the Master Servicer) delivered to the Purchaser concurrently with the execution of this Agreement;

               (B) deliver to the Purchaser and any Depositor a report of a registered public accounting firm that attests to, and reports on, the assessment of compliance made by the Company and delivered pursuant to the preceding paragraph. Such attestation shall be in accordance with Rules 1-02(a)(3) and 2-02(g) of Regulation S-X under the Securities Act and the Exchange Act;

               (C) if required by Regulation AB, cause each Subservicer and each Subcontractor determined by the Company pursuant to Section 2(f)(ii) to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB (each, a "Participating Entity"), to deliver to the Purchaser and any Depositor an assessment of compliance and accountants' attestation as and when provided in paragraphs (A) and (B) of this Section 2(e)(i); and

               (D) deliver or, if required by Regulation AB, cause each Subservicer and Subcontractor described in Section 2(e)(i)(C) above to deliver to the Purchaser, Depositor or any other Person that will be responsible for signing the certification (a "Sarbanes Certification") required by Rules 13a-14(d) and 15d-14(d) under the Exchange Act (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) on behalf of an asset-backed issuer with respect to a Securitization Transaction a certification, signed by the appropriate officer of the Company, in the form attached hereto as Exhibit B; provided that such certification delivered by the Company may not be filed as an exhibit to, or included in, any filing with the Commission.

     The Company acknowledges that the party identified in clause (i)(D) above may rely on the certification provided by the Company pursuant to such clause in signing a Sarbanes Certification and filing such with the Commission. Neither the Purchaser nor any Depositor will request deliver of a certification under clause (D) above unless the Purchaser, Depositor or any other Person is required under the Exchange Act to file an annual report on Form 10-K with respect to an issuing entity whose asset pool includes Mortgage Loans.

          (ii) Each assessment of compliance provided by a Subservicer pursuant to Section 2(e)(i)(A) shall address each of the applicable Servicing Criteria specified on a certification substantially in the form of Exhibit A hereto delivered to the Purchaser concurrently with the execution of this Agreement or, in the case of a Subservicer subsequently appointed as such, on or prior to the date of such appointment. An assessment of compliance provided by a Participating Entity pursuant to
     Section 2(e)(i)(C) need not address any elements of the Servicing Criteria other than those specified by the Company pursuant to Section 2(f).

          (iii) If reasonably requested by the Purchaser or any Depositor, the Company shall provide to the Purchaser, any Master Servicer or any Depositor, evidence of the authorization of the person signing any certification or statement pursuant to Section 2(d) or 2(e) of this Agreement.

     (f)     Use  of  Subservicers  and  Subcontractors.
             ------------------------------------------

     The Company shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Company as servicer under this Agreement or any related Reconstitution Agreement unless the Company complies with the provisions of paragraph (i) of this Subsection (f). The Company shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Company as servicer under this Agreement or any related Reconstitution Agreement unless the Company complies with the provisions of paragraph (ii) of this Subsection (f).

          (i) It shall not be necessary for the Company to seek the consent of the Purchaser or any Depositor to the utilization of any Subservicer. If required by Regulation AB, the Company shall cause any Subservicer used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section and with Sections 2(b), 2(c)(iii), 2(c)(v), 2(d), and 2(e) of this Agreement , and to provide the information required with respect to such Subservicer under
     Section 2(c)(iv) of this Agreement. The Company shall be responsible for obtaining from each Subservicer and delivering to the Purchaser and any Depositor any servicer compliance statement required to be delivered by such Subservicer under Section 2(d), any assessment of compliance and attestation required to be delivered by such Subservicer under Section 2(e) and any certification required to be delivered to the Person that will be responsible for signing the Sarbanes Certification under Section 2(e) as and when required to be delivered.

          (ii) It shall not be necessary for the Company to seek the consent of the Purchaser or any Depositor to the utilization of any Subcontractor. If required by Regulation AB, the Company shall promptly upon request provide to the Purchaser and any Depositor (or any designee of the Depositor, such as a master servicer or administrator) a written description of the role and function of each Subcontractor utilized by the Company or any Subservicer, specifying (A) the identity of each such Subcontractor, (B) which (if any) of such Subcontractors are Participating Entities, and (C) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Participating Entity identified pursuant to clause (B) of this paragraph.

     The Company shall cause any such Participating Entity used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Section 2(e) of this Agreement. The Company shall be responsible for obtaining from each Participating Entity and delivering to the Purchaser and any Depositor any assessment of compliance and attestation and certificate required to be delivered by such Participating Entity under Section 2(e), in each case as and when required to be delivered.

     (g)     Indemnification;  Remedies.
             --------------------------

          (i) The Company shall indemnify the Purchaser and each of the following parties participating in a Securitization Transaction: each sponsor and issuing entity; each Person responsible for the execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction; each Person who controls any of such parties (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers and employees of each of the foregoing and of the Depositor, and shall hold each of them harmless from and against any losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

               (A)(1) any untrue statement of a material fact contained or alleged to be contained in any written information, written report, certification or other material provided under this Amendment Reg AB by or on behalf of the Company, or provided under this Amendment Reg
          AB by or on behalf of any Subservicer, Participating Entity or, if applicable, Third-Party Originator (collectively, the "Company Information"), or (2) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (2) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

               (B) any failure by the Company, any Subservicer, any Participating Entity or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Amendment Reg AB, including any failure by the Company to identify pursuant to Section 2(f)(ii) any Participating Entity; or

               (C) any breach by the Company of a representation or warranty set forth in Section 2(b)(i) or in a writing furnished pursuant to
          Section 2(b)(ii) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 2(b)(ii) to the extent made as of a date subsequent to such closing date.

     In the case of any failure of performance described in clause (i)(B) of this Section, the Company shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Participating Entity or any Third-Party Originator.

          (ii)     (A)     Any  failure  by  the  Company,  any Subservicer, any
     Participating Entity or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Amendment Reg AB , which continues unremedied for three Business Days after receipt by the Company and the applicable Subservicer, Subcontractor, or Third-Party Originator of written notice of such failure from the Purchaser or Depositor shall, except as provided in clause (B) of this paragraph, constitute an Event of Default with respect to the Company under this Agreement and any applicable Reconstitution Agreement, and shall entitle the Purchaser or Depositor, as applicable, in its sole discretion to terminate the rights and obligations of the Company as servicer under this Agreement and/or any applicable Reconstitution Agreement related thereto without payment (notwithstanding anything in this Agreement or any applicable Reconstitution Agreement related thereto to the contrary) of any compensation to the Company (and if the Company is servicing any of the Mortgage Loans in a Securitization Transaction, appoint a successor servicer reasonably acceptable to any Master Servicer for such Securitization Transaction); provided, however it is understood that the Company shall retain any rights pursuant to which it may be entitled to receive reimbursement for unreimbursed Monthly Advances and Servicing Advances made by the Company under this Agreement and/or any applicable Reconstitution Agreement. Notwithstanding anything to the contrary set forth herein, to the extent that any provision of this Agreement and/or any applicable Reconstitution Agreement expressly provides for the survival of certain rights or obligations following termination of the Company as servicer, such provision shall be given effect.

               (B) Any failure by the Company, any Subservicer or any Participating Entity to deliver any information, report, certification or accountants' letter required under Regulation AB when and as required under Section 2(d) or 2(e), including any failure by the Company to identify a Participating Entity, which continues unremedied for ten calendar days after the date on which such information, report, certification or accountants' letter was required to be delivered shall constitute an Event of Default with respect to the Company under this Agreement and any applicable Reconstitution
          Agreement, and shall entitle the Purchaser or Depositor, as applicable, in its sole discretion to terminate the rights and obligations of the Company as servicer under this Agreement and/or any applicable Reconstitution Agreement without payment (notwithstanding anything in this Agreement to the contrary) of any compensation to the Company; provided, however it is understood that the Company shall retain any rights pursuant to which it may be entitled to receive reimbursement for unreimbursed Monthly Advances and Servicing Advances made by the Company under this Agreement and/or any applicable Reconstitution Agreement. Notwithstanding anything to the contrary set forth herein, to the extent that any provision of this Agreement and/or any applicable Reconstitution Agreement expressly provides for the survival of certain rights or obligations following termination of the Company as servicer, such provision shall be given effect.

               (C) The Company shall promptly reimburse the Purchaser (or any affected designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor as such are incurred, in connection with the termination of the Company as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Company, the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

          (iii) The Purchaser agrees to indemnify and hold harmless the Company, any Subservicer, any Participating Entity, and, if applicable, any Third-Party Originator, each Person who controls any of such parties (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act), and the respective present and former directors, officers and employees of each of the foregoing from and against any losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon any untrue statement or alleged untrue statement of any material fact contained in any filing with the Commission with respect to a Securitization Transaction or the omission or alleged omission to state in any filing with the Commission with respect to a Securitization Transaction a material fact required to be stated or necessary to be stated in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, in each case to the extent, but only to the extent, that such untrue statement, alleged untrue statement, omission, or alleged omission relates to any filing with the Commission with respect to a Securitization Transaction other than the Company Information.

          (iv) If the indemnification provided for herein is unavailable or insufficient to hold harmless the indemnified party, then the indemnifying party agrees that it shall contribute to the amount paid or payable by such indemnified party as a result of any claims, losses, damages or liabilities uncured by such indemnified party in such proportion as is appropriate to reflect the relative fault of such indemnified party on the one hand and the indemnifying party on the other.

          (v) This indemnification shall survive the termination of this Amendment Reg AB or the termination of any party to this Amendment Reg AB.

3. Notwithstanding any other provision of this Amendment Reg AB, the Company shall seek the consent of the Purchaser for the utilization of all Subservicers and Participating Entities, when required by and in accordance with the terms of the Existing Agreement.

4. The Existing Agreement is hereby amended by adding the Exhibits attached hereto as Exhibit A and Exhibit B to the end thereto. References in this Amendment Reg AB to "this Agreement" or words of similar import (including indirect references to the Agreement) shall be deemed to be references to the Existing Agreement as amended by this Amendment Reg AB. Except as expressly amended and modified by this Amendment Reg AB, the Agreement shall continue to be, and shall remain, in full force and effect in accordance with its terms. In the event of a conflict between this Amendment Reg AB and any other document or agreement, including without limitation the Existing Agreement, this Amendment Reg AB shall control.

5.     All  notification  pursuant  to  Section  2(c)(iv)  should  be  sent  to:

          EMC  Mortgage  Corporation
          2780  Lake  Vista  Drive
          Lewisville,  TX  75067-3884
          Attention:  Conduit  Seller  Approval  Dept.
          Facsimile:  (214)  626-3751
          Email:  sellerapproval@bear.com

          With  a  copy  to:

          Bear,  Stearns  &  Co.  Inc.
          383  Madison  Avenue,  3rd  Floor
          New,  York,  NY  10179
          Attention:  Global  Credit  Administration
          Facsimile:  (212)  272-6564

          All  notification  pursuant  to Section 2(c)(iv)(4) should be sent to:

          EMC  Mortgage  Corporation
          Two  Mac  Arthur  Ridge
          909  Hidden  Ridge  Drive,  Suite  200
          Irving,  TX  75038
          Attention:  Associate  General  Counsel  for  Loan  Administration
          Facsimile:  (972)  831-2555

          With  copies  to:

          Bear,  Stearns  &  Co.  Inc.
          383  Madison  Avenue,  3rd  Floor
          New,  York,  NY  10179
          Attention:  Global  Credit  Administration
          Facsimile:  (212)  272-6564

          EMC  Mortgage  Corporation
          2780  Lake  Vista  Drive
          Lewisville,  TX  75067-3884
          Attention:  Conduit  Seller  Approval  Dept.
          Facsimile:  (214)  626-3751
          Email:  sellerapproval@bear.com

     All notifications to any Master Servicer, to the extent such "Master Servicer" is Wells Fargo, should be sent to:

          UPS/FedEx  Delivery:

          9062  Old  Annapolis  Road
          Columbia,  MD  21045
          Attention:  Corporate  Trust  Group,  [Insert  Deal  Name]

          USPS  Delivery:

          P.O.  Box  98
          Columbia,  MD  21046
          Attention:  Corporate  Trust  Group,  [Insert  Deal  Name]

6. This Amendment Reg AB shall be governed by and construed in accordance with the laws of the State of New York without reference to its conflict of laws provisions (other than Section 5-1401 of the General Obligation Law), and the obligations, rights and remedies of the parties hereunder shall be determined accordance with such laws.

7. This Amendment Reg AB may be executed in one or more counterparts and by different parties hereto on separate counterparts, each of which, when so executed, shall constitute one and the same agreement. This Amendment Reg AB will become effective as of the date first mentioned above. This Amendment Reg AB shall bind and inure to the benefit of and be enforceable by the Company and the Purchaser and the respective permitted successors and assigns of the Company and the successors and assigns of the Purchaser.


                            [Signature Page Follows]


(page)
                                              Signature page to Amendment Reg AB

          IN WITNESS WHEREOF, the parties have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                                       EMC  MORTGAGE  CORPORATION

                                       Purchaser

                                       By:
                                          --------------------------------
                                       Name:
                                            ------------------------------
                                       Title:
                                             -----------------------------


                                       COUNTRYWIDE  HOME  LOANS,  INC.

                                       Company

                                       By:
                                          --------------------------------
                                       Name:
                                            ------------------------------
                                       Title:
                                             -----------------------------


(page)
                                    EXHIBIT A

         SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE

     The assessment of compliance to be delivered by [the Company] [Name of Subservicer] shall address, at a minimum, the applicable criteria identified below as "Applicable Servicing Criteria":

--------------------------------------------------------------------------------------------------------------
                                                                                                APPLICABLE
                                   SERVICING CRITERIA                                       SERVICING CRITERIA
------------------------------------------------------------------------------------------  ------------------
    REFERENCE                                     CRITERIA
----------------  ------------------------------------------------------------------------  ------------------
                                     GENERAL SERVICING CONSIDERATIONS
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(1)(i)     Policies and procedures are instituted to monitor any performance or
                  other triggers and events of default in accordance with the                       X
                  transaction agreements.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(1)(ii)    If any material servicing activities are outsourced to third parties,
                  policies and procedures are instituted to monitor the third party's               X
                  performance and compliance with such servicing activities.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(1)(iii)   Any requirements in the transaction agreements to maintain a back-
                  up servicer for the mortgage loans are maintained.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(1)(iv)    A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting
                  period in the amount of coverage required by and otherwise in                     X
                  accordance with the terms of the transaction agreements.
----------------  ------------------------------------------------------------------------  ------------------
                                   CASH COLLECTION AND ADMINISTRATION
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(2)(i)     Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more
                  than two business days following receipt, or such other number of                 X
                  days specified in the transaction agreements.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(2)(ii)    Disbursements made via wire transfer on behalf of an obligor or to
                  an investor are made only by authorized personnel.                                X
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(2)(iii)   Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such
                  advances, are made, reviewed and approved as specified in the                     X
                  transaction agreements.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(2)(iv)    The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of overcollateralization,
                  are separately maintained (e.g., with respect to commingling of                   X
                  cash) as set forth in the transaction agreements.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(2)(v)     Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution"
                  with respect to a foreign financial institution means a foreign                   X
                  financial institution that meets the requirements of Rule 13k-1(b)(1)
                  of the Securities Exchange Act.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(2)(vi)    Unissued checks are safeguarded so as to prevent unauthorized
                  access.                                                                           X
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(2)(vii)   Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                  mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days
                  specified in the transaction agreements; (C) reviewed and approved                X
                  by someone other than the person who prepared the reconciliation;
                  and (D) contain explanations for reconciling items. These
                  reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
----------------  ------------------------------------------------------------------------  ------------------
                                    INVESTOR REMITTANCES AND REPORTING
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(3)(i)     Reports to investors, including those to be filed with the
                  Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide
                  information calculated in accordance with the terms specified in the              X
                  transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors'
                  or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(3)(ii)    Amounts due to investors are allocated and remitted in accordance
                  with timeframes, distribution priority and other terms set forth in the           X
                  transaction agreements.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(3)(iii)   Disbursements made to an investor are posted within two business
                  days to the Servicer's investor records, or such other number of days             X
                  specified in the transaction agreements.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(3)(iv)    Amounts remitted to investors per the investor reports agree with
                  cancelled checks, or other form of payment, or custodial bank                     X
                  statements.
----------------  ------------------------------------------------------------------------  ------------------
                  POOL ASSET ADMINISTRATION
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(4)(i)     Collateral or security on mortgage loans is maintained as required
                  by the transaction agreements or related mortgage loan documents.                 X
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(4)(ii)    Mortgage loan and related documents are safeguarded as required
                  by the transaction agreements                                                     X
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(4)(iii)   Any additions, removals or substitutions to the asset pool are made,
                  reviewed and approved in accordance with any conditions or                        X
                  requirements in the transaction agreements.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(4)(iv)    Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business
                  days after receipt, or such other number of days specified in the                 X
                  transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(4)(v)     The Servicer's records regarding the mortgage loans agree with the
                  Servicer's records with respect to an obligor's unpaid principal                  X
                  balance.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(4)(vi)    Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and
                  approved by authorized personnel in accordance with the transaction               X
                  agreements and related pool asset documents.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(4)(vii)   Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and
                  repossessions, as applicable) are initiated, conducted and concluded              X
                  in accordance with the timeframes or other requirements established by the transaction agreements.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(4)(viii)  Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction
                  agreements, and describe the entity's activities in monitoring                    X
                  delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(4)(ix)    Adjustments to interest rates or rates of return for mortgage loans
                  with variable rates are computed based on the related mortgage loan               X
                  documents.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(4)(x)     Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                  interest on such funds is paid, or credited, to obligors in accordance            X
                  with applicable mortgage loan documents and state laws; and (C)
                  such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(4)(xi)    Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such
                  payments, provided that such support has been received by the                     X
                  servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(4)(xii)   Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and
                  not charged to the obligor, unless the late payment was due to the                X
                  obligor's error or omission.
----------------  ------------------------------------------------------------------------  ------------------
1122(d)(4)(xiii)  Disbursements made on behalf of an obligor are posted within two
                  business days to the obligor's records maintained by the servicer, or             X
                  such other number of days specified in the transaction agreements.
----------------  ------------------------------------------------------------------------  ------------------
                  Delinquencies, charge-offs and uncollectible accounts are
                  recognized and recorded in accordance with the transaction                        X
1122(d)(4)(xiv)   agreements.
----------------  ------------------------------------------------------------------------  ------------------
                  Any external enhancement or other support, identified in Item
                  1114(a)(1) through (3) or Item 1115 of Regulation AB, is
1122(d)(4)(xv)    maintained as set forth in the transaction agreements.
--------------------------------------------------------------------------------------------------------------

                              [NAME  OF  COMPANY]  [NAME  OF
                              SUBSERVICER]


                              Date:
                                   ----------------------------------


                              By:
                                 ------------------------------------
                              Name:
                                   ----------------------------------
                              Title:
                                    ---------------------------------


(page)
                                    EXHIBIT B


                          FORM OF ANNUAL CERTIFICATION

     Re: The [ ] agreement dated as of [ ], 200[ ] (the "Agreement"), among [IDENTIFY PARTIES]

     I,  ________________________________,  the  _______________________  of
Countrywide Home Loans, Inc., certify to [the Purchaser], [the Depositor], [Master Servicer], [Securities Administrator] or [Trustee], and its officers, with the knowledge and intent that they will rely upon this certification, that:

          (1) I have reviewed the servicer compliance statement of the Company provided in accordance with Item 1123 of Regulation AB (the "Compliance Statement"), the report on assessment of the Company's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB (the "Servicing Criteria"), provided in accordance with Rules 13a-18 and 15d-18 under Securities Exchange Act of 1934, as amended (the "Exchange Act") and Item 1122 of Regulation AB (the "Servicing Assessment"), the registered public accounting firm's attestation report provided in accordance with Rules 13a-18 and 15d-18 under the Exchange Act and Section 1122(b) of Regulation AB (the "Attestation Report"), and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans by the Company during 200[ ] that were delivered by the Company to the [Depositor] [Master Servicer] [Securities Administrator] or [Trustee] pursuant to the Agreement (collectively, the "Company Servicing Information");

          (2) Based on my knowledge, the Company Servicing Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period of time covered by the Company Servicing Information;

          (3) Based on my knowledge, all of the Company Servicing Information required to be provided by the Company under the Agreement has been provided to the [Depositor] [Master Servicer] [Securities
     Administrator]  or  [Trustee];

          (4) I am responsible for reviewing the activities performed by the Company as servicer under the Agreement, and based on my knowledge and the compliance review conducted in preparing the Compliance Statement and except as disclosed in the Compliance Statement, the Servicing Assessment or the Attestation Report, the Company has fulfilled its obligations under the Agreement; and


                           [Intentionally Left Blank]


(page)
          (5) The Compliance Statement required to be delivered by the Company pursuant to this Agreement, and the Servicing Assessment and Attestation Report required to be provided by the Company and by each Subservicer and Participating Entity pursuant to the Agreement, have been provided to the [Depositor] [Master Servicer]. Any material instances of noncompliance described in such reports have been disclosed to the [Depositor] [Master Servicer]. Any material instance of noncompliance with the Servicing Criteria has been disclosed in such reports.


                              Date:
                                   ----------------------------------


                              By:
                                 ------------------------------------
                              Name:
                                   ----------------------------------
                              Title:
                                    ---------------------------------





                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     THIS ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT (the "Assignment and Assumption Agreement"), dated as of May 1, 2006, by EMC Mortgage Corporation, a Delaware corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2 (the "Assignee") and Wells Fargo Bank, N.A. (the "Company").

     Whereas the Assignor purchased certain mortgage loans listed on Exhibit A attached hereto (the "Mortgage Loans" ) from the Company pursuant to that certain (i) Amended and Restated Master Mortgage Loan Purchase Agreement dated as of November 1, 2005 (the "Mortgage Loan Purchase Agreement"), by and between the Company and the Assignor, (ii) Assignment and Conveyance Agreement dated as of November 28, 2005 between the Company and the Assignor (the "November Assignment and Conveyance Agreement") and (iii) Assignment and Conveyance Agreement dated as of February 27, 2006 between the Company and the Assignor (the "February Assignment and Conveyance Agreement" and together with the November Assignment and Conveyance Agreement, the "Assignment and Conveyance Agreement"); and

     Whereas the Assignor and the Company entered into that certain Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of November 1, 2005 (the "Warranties and Servicing Agreement"), pursuant to which the Company has serviced the Mortgage Loans and will continue to service the Mortgage Loans.

     In consideration of the mutual promises and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Mortgage Loans now serviced by the Company for the Assignor and its successors and assigns pursuant to the Warranties and Servicing Agreement shall be subject to the terms of this Assignment and Assumption Agreement. Capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Warranties and Servicing Agreement.

Assignment  and  Assumption
---------------------------

     1. Except as expressly provided for herein, the Assignor hereby grants, transfers and assigns to the Assignee all of its right, title and interest in, to and under (a) the Mortgage Loans and (b) the Warranties and Servicing Agreement with respect to the Mortgage Loans; provided, however, that the Assignor is not assigning to the Assignee any of its right, title and interest, to and under the Warranties and Servicing Agreement with respect to any mortgage loan other than the Mortgage Loans listed on Exhibit A. Notwithstanding anything
                                             ---------
to the contrary contained herein, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under the representations and warranties contained in Section 3.01 and Section 3.02 of the Warranties and Servicing Agreement, and any obligation of the Company to cure, repurchase or substitute for a mortgage loan and to indemnify the Assignor with respect to a breach of such representations and warranties pursuant to Section
3.03 of the Warranties and Servicing Agreement, and the Assignor is retaining the right to enforce the representations and warranties and the obligations of the Company set forth in those sections against the Company. Except as is otherwise expressly provided herein, the Assignor makes no representations, warranties or covenants to the Assignee and the Assignee acknowledges that the Assignor has no obligations to the Assignee under the terms of the Warranties and Servicing Agreement or otherwise relating to the transaction contemplated herein (including, but not limited to, any obligation to indemnify the Assignee).

Representations  Warranties  and  Covenants
-------------------------------------------

     2. The Assignor warrants and represents to, and covenants with, the Assignee that as of the date hereof:

          (a)  Attached  hereto  as  Exhibit  B  are true and accurate copies of
                                     ----------
               the Warranties and Servicing Agreement and Assignment and Conveyance Agreements, which agreements are in full force and effect as of the date hereof and the provisions of which have not been waived, further amended or modified in any respect, nor has any notice of termination been given thereunder;

          (b) The Assignor is the lawful owner of the Mortgage Loans with full right to transfer the Mortgage Loans and any and all of its interests, rights and obligations under the Warranties and Servicing Agreement as they relate to the Mortgage Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Mortgage Loans to the Assignee as contemplated herein, Assignee shall have good title to each and every Mortgage Loan, as well as any and all of the Assignee's interests, rights and obligations under the Warranties and Servicing Agreement as they relate to the Mortgage Loans, free and clear of any and all liens, claims and encumbrances;

          (c) There are no offsets, counterclaims or other defenses available to the Company with respect to the Mortgage Loans or the Warranties and Servicing Agreement;

          (d) The Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Mortgage Loan;

          (e) The Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Mortgage Loans;

          (f) The Assignor has full corporate power and authority to execute, deliver and perform its obligations under this Assignment and Assumption Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Assignment and Assumption Agreement is in the ordinary course of the Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which the Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by the Assignor of this Assignment and Assumption Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of the Assignor. This Assignment and Assumption Agreement has been duly executed and delivered by the Assignor and, upon the due authorization, execution and delivery by the Assignee and the Company, will constitute the valid and legally binding obligation of the Assignor enforceable against the Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Assignor in connection with the execution, delivery or performance by the Assignor of this Assignment and Assumption Agreement, or the consummation by it of the transactions contemplated hereby. Neither the Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Mortgage Loans or any interest in the Mortgage Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Mortgage Loans, or any interest in the Mortgage Loans or otherwise approached or negotiated with respect to the Mortgage Loans, or any interest in the Mortgage Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Mortgage Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Mortgage Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto; and

          (h) The Assignor has received from the Company, and has delivered to the Assignee, all documents required to be delivered to the Assignor by the Company prior to the date hereof pursuant to the Warranties and Servicing Agreement with respect to the Mortgage
               Loans and has not received, and has not requested from the Company, any additional documents.

     3. The Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

          (a) The Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to hold the Mortgage Loans on behalf of the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2;

          (b) The Assignee has full corporate power and authority to execute, deliver and perform under this Assignment and Assumption Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Assignment and Assumption Agreement is in the ordinary course of the Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which the Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Assignee or its property is subject. The execution, delivery and performance by the Assignee of this Assignment and Assumption Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of the Assignee. This Assignment and Assumption Agreement has been duly executed and delivered by the Assignee and, upon the due authorization, execution and delivery by the Assignor and the Company, will constitute the valid and legally binding obligation of Assignee enforceable against the Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Assignee in connection with the execution, delivery or performance by the Assignee of this Assignment and Assumption Agreement, or the consummation by it of the transactions contemplated hereby; and

          (d) The Assignee assumes all of the rights of the Purchaser under the Warranties and Servicing Agreement with respect to the Mortgage Loans other than the right to enforce the obligations of the Company under the Warranties and Servicing Agreement.

     4. The Company warrants and represents to, and covenants with, the Assignor and the Assignee as of the date hereof:

          (a)  Attached  hereto as Exhibit B are true and accurate copies of the
                                   ---------
               Warranties and Servicing Agreement and Assignment and Conveyance Agreement, which agreements are in full force and effect as of the date hereof and the provisions of which have not been waived, further amended or modified in any respect, nor has any notice of termination been given thereunder;

          (b) The Company is a national banking association duly organized, validly existing and in good standing under the laws of the United States, and has all requisite power and authority to service the Mortgage Loans and otherwise to perform its obligations under the Warranties and Servicing Agreement;

          (c) The Company has full power and authority to execute, deliver and perform its obligations under this Assignment and Assumption Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Assignment and Assumption Agreement is in the ordinary course of the Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which the Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Company or its property is subject. The execution, delivery and performance by the Company of this Assignment and Assumption Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary action on part of the Company. This Assignment and Assumption Agreement has been duly executed and delivered by the Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against the Company in accordance with its terms except as enforceability may be limited by the effect of insolvency, liquidation, conservatorship and other similar laws administered by the Federal Deposit Insurance Corporation affecting the enforcement of contract obligations of insured banks and subject to the application of the rules of equity;

          (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Company in connection with the execution, delivery or performance by the Company of this Assignment and Assumption Agreement, or the consummation by it of the transactions contemplated hereby;

          (e) The Company shall establish a Custodial Account and an Escrow Account under the Warranties and Servicing Agreement in favor of the Assignee with respect to the Mortgage Loans separate from the Custodial Account and Escrow Account previously established under the Warranties and Servicing Agreement in favor of Assignor; and

          (f) Pursuant to Section 9.01 of the Warranties and Servicing Agreement, the Company hereby restates the representations and warranties set forth in Section 3.01 of the Warranties and Servicing Agreement with respect to the Company as of the date hereof.

     5. Company warrants and represents to, and covenants with, Assignor and Structured Asset Mortgage Investments II Inc. as of the date hereof:

          (a) Company is not aware and has not received notice that any default, early amortization or other performance triggering event has occurred as to any other securitization due to any act or failure to act of the Company;

          (b) No material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Company as servicer has been disclosed or reported by the Company;

          (c) Company has not been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger;

          (d) No material changes to the Company's policies or procedures with respect to the servicing function it will perform under the Warranties and Servicing Agreement and this Assignment and Assumption Agreement for mortgage loans of a type similar to the Mortgage Loans have occurred during the three-year period immediately preceding the date hereof;

          (e) There are no aspects of the Company's financial condition that could have a material adverse effect on the performance by the Company of its servicing obligations under the Warranties and Servicing Agreement and this Assignment and Assumption Agreement;

          (f) There are no material legal or governmental proceedings pending (or known to be contemplated) against the Company, any Subservicer or any Third-Party Originator; and

          (g) Except for the parties listed on the attached Exhibit G, there are no affiliations, relationships or transactions relating to the Company or any Subservicer with respect to this Securitization Transaction and any party thereto of a type described in Item 1119 of Regulation AB.

     6. Assignor hereby agrees to indemnify and hold the Assignee (and its successors and assigns) harmless against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that Assignee (and its successors and assigns) may sustain in any way related to any breach of the representations or warranties of Assignor set forth in this Assignment and Assumption Agreement or the breach of any covenant or condition contained herein.

     7. The Company hereby acknowledges that Wells Fargo Bank, N.A. and any successor thereto (the "Master Servicer"), has been appointed as master servicer of the Mortgage Loans pursuant to the Pooling and Servicing Agreement dated as of May 1, 2006 the "Pooling and Servicing Agreement"), among Structured Asset Mortgage Investments II Inc., the Assignor, the Assignee and the Master Servicer, and therefore has the right to enforce all obligations of the Company under the Warranties and Servicing Agreement. Such right will include, without limitation, the right to receive all remittances required to be made by the Company under the Warranties and Servicing Agreement, the right to receive all monthly reports and other data required to be delivered by the Company under the Warranties and Servicing Agreement, the right to examine the books and records of the Company, indemnification rights, and the right to exercise certain rights of consent and approval relating to actions taken by the Company. The Company hereby acknowledges that the Master Servicer shall be obligated to notify the Assignee in accordance with the Pooling and Servicing Agreement upon the discovery of an event of default by the Company of its obligations under the Warranties and Servicing Agreement and the Assignee shall have the right to terminate the Company as servicer under the Warranties and Servicing Agreement upon the occurrence of such an event of default.

     8. Notwithstanding any term hereof to the contrary, the execution and delivery of this Assignment and Assumption Agreement by the Assignee is solely in its capacity as trustee for Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2 and not individually, and any recourse against the Assignee in respect of any obligations it may have under or pursuant to the terms of this Assignment and Assumption Agreement shall be limited solely to the assets it may hold as trustee of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2.

Recognition  of  Assignee
-------------------------

     9. From and after the date hereof, Company shall recognize Assignee as owner of the Mortgage Loans and will service the Mortgage Loans for Assignee as if Assignee and Company had entered into a separate servicing agreement for the servicing of the Mortgage Loans in the form of the Warranties and Servicing Agreement (as modified herein), the terms of which are incorporated herein by reference. Notwithstanding anything to the contrary contained herein or in the Warranties and Servicing Agreement, Company acknowledges that the Mortgage Loans will be part of a REMIC and hereby agrees that in no event will it service the Mortgage Loans in a manner that would (i) cause any REMIC to fail to qualify as a REMIC or (ii) result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in
Section 860G(d) of the Code). It is the intention of Assignor, Company and Assignee that this Assignment and Assumption Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the Warranties and Servicing Agreement which amendment, modification, waiver or other alteration would in any way affect the Mortgage Loans without the prior written consent of Assignee.

Modification  of the  Warranties  and  Servicing Agreement
----------------------------------------------------------

     10. The Company and Assignor hereby amend the Warranties and Servicing Agreement as follows:

     (a) The following definitions shall be added to Article I of the Warranties and Servicing Agreement:

     Assignee:  U.S.  Bank  National  Association, as trustee for the holders of
     --------
     Bear  Stearns  ARM  Trust,  Mortgage  Pass-Through  Certificates,  Series
     2006-2.

     Master  Servicer:  With  respect  to  any  Securitization  Transaction, the
     ----------------
     "master servicer," if any, identified in the related transaction documents.

     Nonrecoverable Advance: Any advance previously made by the Company pursuant
     ----------------------
     to Section 5.03 or any Servicing Advance which, in the good faith judgment of the Company, may not be ultimately recoverable by the Company from Liquidation Proceeds or otherwise. The determination by the Company that it has made a Nonrecoverable Advance, shall be evidenced by an Officer's Certificate of the Company delivered to the Master Servicer and detailing the reasons for such determination.

     Prepayment  Charge:  Any prepayment premium, penalty or charge payable by a
     ------------------
     Mortgagor in connection with any Principal Prepayment on a Mortgage Loan pursuant to the terms of the related Mortgage Note.

     Securities  Administrator:  With respect to any Securitization Transaction,
     -------------------------
     the "securities administrator," if any, identified in the related transaction documents.

     Trustee:  U.S.  Bank  National  Association.
     -------

     (b) The definition of Principal Prepayment in Article I of the Warranties and Servicing Agreement is deleted in its entirety and replaced with the following:

     Principal  Prepayment:  Any  payment  or  other  recovery of principal on a
     ---------------------
Mortgage Loan which is received in advance of its scheduled Due Date, including any Prepayment Charge and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

     (c) The definition of "Qualified Depository" in the Warranties and Servicing Agreement shall be modified by deleting the word "A-1" and replacing it with the word "A-1+".

     (d) Article III of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by deleting Section 3.01(l) in its entirety and replacing it with the following:

          (l)     No  Material  Change.
                  --------------------

               There has been no material adverse change in the servicing policies and procedures, business, operations, financial condition or assets of the Company since the date of the Company's most recent financial statements that would have a material adverse effect on its ability to perform its obligations under this Agreement;

     (e) Article IV of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by deleting ", and the Company shall not commence foreclosure proceedings if the Purchaser objects to such action within three (3) Business Days of receiving such notice" in first paragraph of Section 4.02.

     (f) Article IV of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by adding the following paragraph to
Section  4.03:

          The Company shall not waive any Prepayment Charge unless: (i) the enforceability thereof shall have been limited by bankruptcy, insolvency, moratorium, receivership and other similar laws relating to creditors' rights generally, (ii) the enforcement thereof is illegal, or any local, state or federal agency has threatened legal action if the prepayment penalty is enforced, (iii) the mortgage debt has been accelerated in connection with a foreclosure or other involuntary payment or (iv) such waiver is standard and customary in servicing similar Mortgage Loans and relates to a default or a reasonably foreseeable default and would, in the reasonable judgment of the Company, maximize recovery of total proceeds taking into account the value of such Prepayment Charge and the related Mortgage Loan. If a Prepayment Charge is waived, but does not meet the standards described above, then the Company is required to pay the amount of such waived Prepayment Charge by remitting such amount to the Purchaser by the Remittance Date.

     (g) Article IV of the Warranties and Servicing Agreement is hereby amended by replacing the second paragraph of Section 4.04 with the following:

               The Company shall deposit in a mortgage clearing account on a daily basis, and in the Custodial Account within (2) Business Days after the Company's receipt of such funds, and retain therein, the following collections received by the Company and payments made by the Company after the related Cut-off Date, other than payments of principal and interest due on or before the related Cut-off Date, or received by the Company prior to the related Cut-off Date but allocable to a period subsequent thereto:

     (h) The following is added as Subsection 4.05(x) of the Warranties and Servicing Agreement:

          "(x)  to  reimburse  itself  for  any  Nonrecoverable  Advances;"

     (i) Article IV of the Warranties and Servicing Agreement is hereby amended by replacing the second paragraph of Section 4.06 with the following:

     The Company shall deposit in a mortgage clearing account on a daily basis, and in the Escrow Account or Accounts within two (2) Business Days after the Company's receipt of such funds, and retain therein:

     (j) Article IV of the Warranties and Servicing Agreement is hereby amended by replacing Section 4.25 with the following:

     The Company shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Company as servicer under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (a) of this Section 4.25. The Company shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Company as servicer under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (b) of this Section 4.25.

     (a) It shall not be necessary for the Company to seek the consent of the Purchaser, any Master Servicer or any Depositor to the utilization of any Subservicer. The Company shall cause any Subservicer used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section 4.25 and with Sections 6.04, 6.06, 9.01(e)(iii), 9.01(e)(v), 9.01(e)(vi), 9.01(e)(vii),
     9.01(e)(viii) and 9.01(f) of this Agreement to the same extent as if such Subservicer were the Company, and to provide the information required with respect to such Subservicer under Section 9.01(e)(iv) of this Agreement. The Company shall be responsible for obtaining from each Subservicer and delivering to the Purchaser and any Depositor any servicer compliance statement required to be delivered by such Subservicer under Section 6.04 and any assessment of compliance and attestation required to be delivered by such Subservicer under Section 6.06 and any certification required to be delivered to the Person that will be responsible for signing the Sarbanes Certification under Section 6.06 as and when required to be delivered.

     (b) It shall not be necessary for the Company to seek the consent of the Purchaser, any Master Servicer or any Depositor to the utilization of any Subcontractor. The Company shall promptly upon request provide to the Purchaser, any Master Servicer and any Depositor (or any designee of the Depositor, such as an administrator) a written description (in form and substance satisfactory to the Purchaser, such Depositor and such Master Servicer) of the role and function of each Subcontractor utilized by the Company or any Subservicer, specifying (i) the identity of each such Subcontractor, (ii) which (if any) of such Subcontractors are "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, and (iii) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Subcontractor identified pursuant to clause (ii) of this paragraph.

     As a condition to the utilization of any Subcontractor determined to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, the Company shall cause any such Subcontractor used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Sections 6.06 and 9.01(f) of this Agreement to the same extent as if such Subcontractor were the Company. The Company shall be responsible for obtaining from each Subcontractor and delivering to the Purchaser and any Depositor any assessment of compliance and attestation and the other certifications required to be delivered by such Subservicer and such Subcontractor under Section 6.06, in each case as and when required to be delivered.

     (k) Article V of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by deleting Section 5.02 in its entirety and replacing it with the following:

     Section  5.02     Statements  to  the  Purchaser.
                       ------------------------------

No later than the tenth (10th) calendar day (or if such tenth (10th) day is not a Business Day, the first Business Day immediately preceding such tenth (10th day) of each month, the Company shall furnish to the Master Servicer an electronic file containing the data specified in Exhibit I, which data shall
                                                     ---------
reflect information as to the period ending on the last day of the preceding month, Exhibit J with respect to defaulted mortgage loans and Exhibit K, with
        ----------                                               ---------
respect  to  realized  losses  and  gains,  with  each  such  report.

     (l) Section 6.02 (Satisfaction of Mortgages and Release of Mortgage Loan Documents) of the Warranties and Servicing Agreement is hereby amended by adding "(other than as a result of a modification of the Mortgage pursuant to this Agreement or a liquidation of the Mortgaged Property pursuant to the terms of this Agreement)" after "secured by the Mortgage" in the second paragraph.

     (m) Section 6.04 of the Warranties and Servicing Agreement (Annual Statements as to Compliance) is hereby amended as follows:

          (1)     delete  paragraph  (i)  in  its  entirety;

          (2) delete the reference to "(ii)" at the beginning of the section paragraph; and

          (3) Delete the references to "the Purchaser and any Depositor" and replace each with "the Master Servicer".

     (n) Section 6.05 of the Warranties and Servicing Agreement (Annual Independent Public Accountants' Servicing Report) is deleted in its entirety.

     (o) Section 6.06 of the Warranties and Servicing Agreement (Report on Assessment of Compliance and Attestation) is hereby amended by replacing the references to "the Purchaser and any Depositor" with "the Master Servicer" and "the Purchaser and such Depositor" with "the Master Servicer".

     (p) Section 6.07(i) of the Warranties and Servicing Agreement is hereby amended by deleting the reference to "Section 6.05".

     (q) Section 6.07(ii) of the Warranties and Servicing Agreement is hereby amended by replacing the references to "Purchaser or Depositor" with "Purchaser, any Master Servicer or any Depositor", "Subcontract" with "Subcontractor" and deleting the reference to "Section 6.05".

     (r) The following are added as the second, third and fourth paragraphs of Section 6.09 of the Warranties and Servicing Agreement:

          "Notwithstanding anything in this Agreement to the contrary, the Company (a) shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate and (b) shall not (unless the Mortgagor is in default with respect to the Mortgage Loan or such default is, in the judgment of the Company, reasonably foreseeable) make or permit any modification, waiver or amendment of any term of any Mortgage Loan that would both effect an exchange or reissuance of such Mortgage Loan under Section 1001 of the Code (or Treasury regulations promulgated thereunder).

          Prior to taking any action with respect to the Mortgage Loans which is not contemplated under the terms of this Agreement, the Company will obtain an Opinion of Counsel reasonably acceptable to the Securities Administrator with a copy to the Trustee with respect to whether such action could result in the imposition of a tax upon the REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the
     Code) (either such event, an "Adverse REMIC Event"), and the Company shall not take any such action or cause the Trust Fund to take any such action as to which it has been advised that an Adverse REMIC Event could occur.

          The Company shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in the REMIC. The Company shall not enter into any arrangement by which the REMIC will receive a fee or other compensation for services nor permit the REMIC to receive any income from assets other than "qualified mortgages" as defined in Section
     860G(a)(3)  of  the  Code  or "permitted investments" as defined in Section
     860G(a)(5)  of  the  Code."

     (s) Article IX of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by replacing Section 9.01(e)(iv) with the following:

     (iv) For the purpose of satisfying the reporting obligation under the Exchange Act with respect to any class of asset-backed securities, the Company shall (or shall cause each Subservicer and Third-Party Originator to) (1) provide prompt notice to the Purchaser, any Master Servicer and any Depositor in writing of (A) any material litigation or governmental proceedings involving the Company, any Subservicer or any Third-Party Originator, (B) any affiliations or relationships that develop following the closing date of a Securitization Transaction between the Company, any Subservicer or any Third-Party Originator and any of the parties specified in Section 9.01(e)(i)(D) (and any other parties identified in writing by the requesting party) with respect to such Securitization Transaction, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement, (D) any merger, consolidation or sale of substantially all of the assets of the Company, and (E) the Company's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Company's obligations under this Agreement or any Reconstitution Agreement, and (2) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships.

          Each such notice/update pursuant to this Section 9.01(e)(iv) should be sent by e-mail to regABnotifications@bear.com. Additionally, all notifications pursuant to this Section 9.01(e)(iv), other than those pursuant to Section 9.01(e)(iv)(A), should be sent to:

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     With  a  copy  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New,  York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564


     Notifications  pursuant  to  Section  9.01(e)(iv)(A)  should  be  sent  to:

     EMC  Mortgage  Corporation
     Two  Mac  Arthur  Ridge
     909  Hidden  Ridge  Drive,  Suite  200
     Irving,  TX  75038
     Attention:  Associate  General  Counsel  for  Loan  Administration
     Facsimile:  (972)  831-2555

     With  copies  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New,  York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com


     (t) Section 9.01(e)(v) of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof, by replacing the references to "the Purchaser and any Depositor" with "the Purchaser, the Master Servicer and any Depositor" and "the Purchaser and such Depositor" with "the Purchaser, the Master Servicer and such Depositor".

     (u) The third paragraph of Section 9.01 of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by replacing such section with the following:

          The Purchaser and the Company acknowledge and agree that the purpose of Section 9.01(e) is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. Although Regulation AB is applicable by its terms only to offerings of asset-backed securities that are registered under the Securities Act, the Company acknowledges that investors in privately offered securities may require that the Purchaser or any Depositor provide comparable disclosure in unregistered offerings. References in this Agreement to compliance with Regulation AB include provision of comparable disclosure in private offerings.

          Neither the Purchaser, the Master Servicer nor any Depositor shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder (or the provision in a private offering of disclosure comparable to that required under the Securities
     Act). The Company acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff, consensus among participants in the asset-backed securities markets, advice of counsel, or otherwise, and agrees to comply with requests made by the Purchaser, the Master Servicer or any Depositor in good faith for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Securitization Transaction, the Company shall cooperate fully with the Purchaser and any Master Servicer to deliver to the Purchaser (including any of its assignees or designees), any Master
     Servicer and any Depositor, any and all statements, reports, certifications, records and any other information necessary in the good faith determination of the Purchaser, the Master Servicer or any Depositor to permit the Purchaser, such Master Servicer or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Company, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans, reasonably believed by the Purchaser or any Depositor to be necessary in order to effect such compliance.

          The Purchaser (including any of its assignees or designees) shall cooperate with the Company by providing timely notice of requests for information under these provisions and by reasonably limiting such requests to information required, in the Purchaser's reasonable judgment, to comply with Regulation AB.

     (v) Section 9.01(e)(vii) of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by replacing such section with the following:

          (vii) In addition to such information as the Company, as servicer, is obligated to provide pursuant to other provisions of this Agreement, not later than ten (10) days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any Securitization Transaction that includes any of the Mortgage Loans serviced by the Company or any Subservicer, the Company or such Subservicer, as applicable, shall, to the extent the Company or such Subservicer has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and materials related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

               (A) any material modifications, extensions or waivers of pool asset terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121(a)(11) of Regulation AB);

               (B) material breaches of pool asset representations or warranties or transaction covenants (Item 1121(a)(12) of Regulation
     AB);  and

               (C) information regarding new asset-backed securities issuances backed by the same pool assets, any pool asset changes (such as, additions, substitutions or repurchases), and any material changes in origination, underwriting or other criteria for acquisition or selection of pool assets (Item 1121(a)(14) of Regulation AB).

     (w) Article IX of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by inserting the following new Section 9.01(e)(viii) as follows:

          (viii) The Company shall provide to the Purchaser, any Master Servicer and any Depositor, evidence of the authorization of the person signing any certification or statement, copies or other evidence of Fidelity Bond Insurance and Errors and Omission Insurance policy, financial information and reports, and such other information related to the Company or any Subservicer or the Company or such Subservicer's performance hereunder.

     (x) Article IX of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by inserting the following after Section 9.01(e)(iii)(H) in its entirety as follows:

          (I) a description of any material legal or governmental proceedings pending (or known to be contemplated) against the Servicer; and

          (J) a description of any affiliation or relationship between the Servicer and any of the following parties to a Securitization Transaction, as such parties are identified to the Servicer by the Purchaser or any Depositor in writing in advance of such Securitization
     Transaction:

               (1)     the  sponsor;
               (2)     the  depositor;
               (3)     the  issuing  entity;
               (4)     any  servicer;
               (5)     any  trustee;
               (6)     any  originator;
               (7)     any  significant  obligor;
               (8)     any  enhancement  or  support  provider;  and
               (9)     any  other  material  transaction  party.

     (y) Article IX of this Warranties and Servicing Agreement is hereby amended by replacing Section 9.01(f) with the following:

     (f) the Company shall indemnify the Purchaser, each affiliate of the Purchaser, and each of the following parties participating in a Securitization Transaction; each sponsor and issuing entity; each Person (including, but not limited to, any Master Servicer, if applicable) responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction; each broker dealer acting as underwriter, placement agent or initial purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing and of the Depositor (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

          (i) (A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided under Sections 9.01(c) and (e) by or on behalf of the Company, or provided under Sections 9.01(c) and (e) by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

          (ii) any breach  by  the  Company  of  its  obligations  under  this
               Section 9.01(f), including any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under Sections 9.01(c) and (e), including any failure by the Company to identify any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB; or

          (iii) any breach by the Company of a representation or warranty set forth in Section 9.01(e)(iv)(A) or in a writing furnished pursuant to Section 9.01(e)(iv)(B) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 9.01(e)(iv)(B) to the extent made as of a date subsequent to such closing date.

          (iv) the negligence, bad faith or willful misconduct of the Company in connection with its performance under this Section.

               If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

               In the case of any failure of performance described in sub-clause (ii) of this Section 9.01(f), the Company shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

          This indemnification shall survive the termination of this Agreement or the termination of any party to this Agreement.

     (z) Article X of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by adding the following as Subsection 10.01(ix):

          "(ix)   an  Event  of  Default  as  defined  in  Section  6.07."

     (aa) The first sentence of Section 12.03 of the Warranties and Servicing Agreement is deleted in its entirety and replaced with the following:

          Section  12.03     Governing  Law.
                             ---------------

          This Agreement shall be governed by and construed in accordance with the laws of the State of New York without giving effect to principles of conflicts of laws (other than Section 5-1401 of the New York General Obligations Law) and except to the extent preempted by Federal law and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     (bb) A new Section 12.12 (Third Party Beneficiary) is hereby added to the Warranties and Servicing Agreement.

          Section  12.12     Third  Party  Beneficiary.
                             --------------------------

          For Purposes of this Agreement, each Master Servicer shall be considered a third party beneficiary to this Agreement, entitled to all the rights and benefits hereof as if it were a direct party to this Agreement.

     (cc) The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit I, a copy of which is annexed hereto as Exhibit C.

     (dd) The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit J, a copy of which is annexed hereto as Exhibit D.

     (ee) The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit K, a copy of which is annexed hereto as Exhibit E.

     (ff) The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit D, a copy of which is annexed hereto as Exhibit F.


     11. A copy of all assessments, attestations, reports and certificates required to be delivered by the Servicer under this AAR Agreement and the Purchase Agreement shall be delivered to the Master Servicer by the date(s) specified herein or therein, and where such documents are required to be addressed to any party, such addresses shall include the Master Servicer and the Master Servicer shall be entitled to rely on such documents.

     12. Distributions shall be made by wire transfer of immediately available funds to:

          Bear Stearns BSARM 2006-2 Master Servicer Collection Account Wells Fargo Bank, N.A.
          ABA# 121000248
          Account Name: SAS Clearing
          Account # 3970771416
          For Further Credit to: BSARM 2006-2, A/C# 50920200

and the Company shall deliver all reports required to be delivered under the Warranties and Servicing Agreement to the Master Servicer at:

          Wells Fargo Bank, N.A.
          9062 Old Annapolis Road
          Columbia, Maryland 21045
          Attention: Client Manager BSARM 2006-2
          Telecopier No.: (410) 715-2380

     13.     Notices:

     The Assignor's address for purposes of all notices and correspondence related to the Mortgage Loans and this Assignment and Assumption Agreement is:

          EMC  Mortgage  Corporation
          2780  Lake  Vista  Drive
          Lewisville,  Texas  75067
          Attention:  President  or  General  Counsel


          With  a  copy  to:

          Bear Stearns Mortgage Capital Corporation
          383 Madison Avenue
          New York, New York 10179
          Attention: Ernie Calabrese

     The Assignee's address for purposes of all notices and correspondence related to the Mortgage Loans and this Assignment and Assumption Agreement is:

          U.S.  Bank  National  Association,
          as  trustee
          One  Federal  Street,  3rd  Floor
          Boston,  MA  02110
          Attention: Corporate Trust Services
          BSARM 2006-2
          Telecopy: (617) 603-6413

     The Company's address for purposes of all notices and correspondence related to the Mortgage Loans and this Assignment and Assumption Agreement is:

          Wells  Fargo  Bank,  N.A.
          1 Home Campus
          MAC X2401-042
          Des Moines, Iowa 50328-0001
          Attention:  John  B.  Brown


          With  a  copy  to:

          Wells  Fargo  Bank,  N.A.
          1  Home  Campus
          Des  Moines,  Iowa  50328-0001
          Attention:  General  Counsel  -  MAC  X2401-06T

Miscellaneous:
--------------

     14. Each party will pay any commissions it has incurred and the Assignor shall pay the fees of its attorneys and the reasonable fees of the attorneys of the Assignee and the Company in connection with the negotiations for, documenting of and closing of the transactions contemplated by this Assignment and Assumption Agreement.

     15. This Assignment and Assumption Agreement shall be construed in accordance with the laws of the State of New York, including Sections 5-1401 and 5-1402 of the New General Obligations Law, but otherwise without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     16. No term or provision of this Assignment and Assumption Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     17. This Assignment and Assumption Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

     18. This Assignment and Assumption Agreement shall survive the conveyance of the Mortgage Loans and the assignment of the Warranties and Servicing Agreement to the extent of the Mortgage Loans by Assignor to Assignee and the termination of the Warranties and Servicing Agreement.

     19. This Assignment and Assumption Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     20. In the event that any provision of this Assignment and Assumption Agreement conflicts with any provision of the Warranties and Servicing Agreement with respect to the Mortgage Loans, the terms of this Assignment and Assumption Agreement shall control.

     21. Any new loan number assigned to a Mortgage Loan by the Assignee shall be provided to the Company at the following address: Wells Fargo Bank, N.A., 1 Home Campus, MAC X2401-042, Des Moines, Iowa 50328-0001 Attention: John
B. Brown. In addition, if Assignee has changed its document custodian from the previous custodian, such new custodian's name, address and contact information shall be provided to the Company at the aforementioned address.


(page)
     IN WITNESS WHEREOF, the parties have caused this Assignment and Assumption Agreement to be executed by their duly authorized officers as of the date first above written.


                                        U.S.  BANK  NATIONAL  ASSOCIATION,  not
                                        individually  but  solely  as  trustee
                                        for  the  holders  of  Bear  Stearns ARM
                                        Trust,  Mortgage  Pass-Through
                                        Certificates,  Series  2006-2

                                        By:
                                           --------------------------------
                                        Name:
                                        Title:


                                        EMC  MORTGAGE  CORPORATION

                                        By:
                                           --------------------------------
                                        Name:
                                        Title


                                        WELLS FARGO BANK, N.A.,
                                        as Company

                                        By:
                                           --------------------------------
                                        Name:
                                        Title:


Acknowledged  and  Agreed

WELLS FARGO BANK, N.A.,
as Master Servicer

By:
   ---------------------------

Name:
     -------------------------

Title:
      ------------------------


(page)
                                    Exhibit A
                                    ---------

                                 Mortgage Loans



                             [PROVIDED UPON REQUEST]


(page)
                                    Exhibit B
                                    ---------

Assignment and Conveyance Agreements, dated as of November 28, 2005 and February 27, 2006 by and between Wells Fargo and EMC.

Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of November 1, 2005, between the Wells Fargo and EMC and Master Mortgage Loan Purchase Agreement, dated as of November 1, 2004 by and between Wells Fargo and EMC


(page)

                                                             Exhibit C

                                                             EXHIBIT I
                                                             ---------


                                                 REPORTING DATA FOR MONTHLY REPORT



                                             STANDARD  FILE LAYOUT - MASTER SERVICING

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                              MAX
COLUMN NAME                              DESCRIPTION                       DECIMAL               FORMAT COMMENT               SIZE
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
SER_INVESTOR_NBR     A value assigned by the Servicer to define a group             Text up to 10 digits                       20
                     of loans.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
LOAN_NBR             A unique identifier assigned to each loan by the               Text up to 10 digits                       10
                     investor.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
SERVICER_LOAN_NBR    A unique number assigned to a loan by the Servicer.            Text up to 10 digits                       10
                     This may be different than the LOAN_NBR.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
BORROWER_NAME        The borrower name as received in the file.  It is              Maximum length of 30 (Last,
                     not separated by first and last name.                          First)                                     30
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
                     Scheduled monthly principal and scheduled interest       2     No commas(,) or dollar signs ($)           11
SCHED_PAY_AMT        payment that a borrower is expected to pay, P&I
                     constant.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
NOTE_INT_RATE        The loan interest rate as reported by the Servicer.      4     Max length of 6                             6
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
NET_INT_RATE         The loan gross interest rate less the service fee        4     Max length of 6                             6
                     rate as reported by the Servicer.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
SERV_FEE_RATE        The servicer's fee rate for a loan as reported by        4     Max length of 6                             6
                     the Servicer.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
SERV_FEE_AMT         The servicer's fee amount for a loan as reported by      2     No commas(,) or dollar signs ($)           11
                     the Servicer.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
NEW_PAY_AMT          The new loan payment amount as reported by the           2     No commas(,) or dollar signs ($)           11
                     Servicer.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
NEW_LOAN_RATE        The new loan rate as reported by the Servicer.           4     Max length of 6                             6
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
ARM_INDEX_RATE       The index the Servicer is using to calculate a           4     Max length of 6                             6
                     forecasted rate.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
ACTL_BEG_PRIN_BAL    The borrower's actual principal balance at the           2     No commas(,) or dollar signs ($)           11
                     beginning of the processing cycle.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
ACTL_END_PRIN_BAL    The borrower's actual principal balance at the end       2     No commas(,) or dollar signs ($)            11
                     of the processing cycle.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
BORR_NEXT_PAY_DUE_   The date at the end of processing cycle that the
DATE                 borrower's next payment is due to the Servicer, as             MM/DD/YYYY                                 10
                     reported by Servicer.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
SERV_CURT_AMT_1      The first curtailment amount to be applied.              2     No commas(,) or dollar signs ($)           11
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
SERV_CURT_DATE_1     The curtailment date associated with the first                 MM/DD/YYYY                                  10
                     curtailment amount.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
CURT_ADJ_ AMT_1      The curtailment interest on the first curtailment        2     No commas(,) or dollar signs ($)           11
                     amount, if applicable.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
SERV_CURT_AMT_2      The second curtailment amount to be applied.             2     No commas(,) or dollar signs ($)           11
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
SERV_CURT_DATE_2     The curtailment date associated with the second                MM/DD/YYYY                                 10
                     curtailment amount.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
CURT_ADJ_ AMT_2      The curtailment interest on the second curtailment       2     No commas(,) or dollar signs ($)           11
                     amount, if applicable.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
SERV_CURT_AMT_3      The third curtailment amount to be applied.              2     No commas(,) or dollar signs ($)           11
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
SERV_CURT_DATE_3     The curtailment date associated with the third                 MM/DD/YYYY                                 10
                     curtailment amount.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
CURT_ADJ_AMT_3       The curtailment interest on the third curtailment        2     No commas(,) or dollar signs ($)           11
                     amount, if applicable.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
PIF_AMT              The loan "paid in full" amount as reported by the        2     No commas(,) or dollar signs ($)           11
                     Servicer.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
PIF_DATE             The paid in full date as reported by the Servicer.             MM/DD/YYYY                                 10
-------------------  ----------------------------------------------------           ----------------------------------------  ----
ACTION_CODE          The standard FNMA numeric code used to indicate                Action Code Key:
                     the default/delinquent status of a particular loan.            15=Bankruptcy,
                                                                                    30=Foreclosure, , 60=PIF,                   2
                                                                                    63=Substitution,
                                                                                    65=Repurchase,70=REO
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
INT_ADJ_AMT          The amount of the interest adjustment as reported        2     No commas(,) or dollar signs ($)           11
                     by the Servicer.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
SOLDIER_SAILOR_ADJ_  The Soldier and Sailor Adjustment amount, if             2     No commas(,) or dollar signs ($)           11
AMT                  applicable.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
NON_ADV_LOAN_AMT     The Non Recoverable Loan Amount, if applicable.          2     No commas(,) or dollar signs ($)           11
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
LOAN_LOSS_AMT        The amount the Servicer is passing as a loss, if         2     No commas(,) or dollar signs ($)           11
                     applicable.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
                     The scheduled outstanding principal amount due at        2     No commas(,) or dollar signs ($)           11
SCHED_BEG_PRIN_BAL   the beginning of the cycle date to be passed through
                     to investors.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
SCHED_END_PRIN_BAL   The scheduled principal balance due to investors at      2     No commas(,) or dollar signs ($)           11
                     the end of a processing cycle.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
                     The scheduled principal amount as reported by the        2     No commas(,) or dollar signs ($)           11
SCHED_PRIN_AMT       Servicer for the current cycle -- only applicable
                     for Scheduled/Scheduled Loans.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
                     The scheduled gross interest amount less the             2     No commas(,) or dollar signs ($)            11
SCHED_NET_INT        service fee amount for the current cycle as reported
                     by the Servicer -- only applicable for
                     Scheduled/Scheduled Loans.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
                     The actual principal amount collected by the             2     No commas(,) or dollar signs ($)           11
ACTL_PRIN_AMT        Servicer for the current reporting cycle -- only
                     applicable for Actual/Actual Loans.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
                     The actual gross interest amount less the service        2     No commas(,) or dollar signs ($)           11
ACTL_NET_INT         fee amount for the current reporting cycle as
                     reported by the Servicer -- only applicable for
                     Actual/Actual Loans.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
                     The penalty amount received when a borrower              2     No commas(,) or dollar signs ($)           11
PREPAY_PENALTY_AMT   prepays on his loan as reported by the Servicer.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
PREPAY_PENALTY_      The prepayment penalty amount for the loan waived        2     No commas(,) or dollar signs ($)           11
WAIVED               by the servicer.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
                     The Effective Payment Date of the Modification for             MM/DD/YYYY                                 10
MOD_DATE             the loan.
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
MOD_TYPE             The Modification Type.                                         Varchar - value can be alpha or numeric    30
-------------------  ----------------------------------------------------  -------  ----------------------------------------  ----
DELINQ_P&I_ADVANCE_  The current outstanding principal and interest           2     No commas(,) or dollar signs ($)           11
AMT                  advances made by Servicer.
----------------------------------------------------------------------------------------------------------------------------------


(page)

                                                      Exhibit D

                                                      EXHIBIT J
                                                      ---------


                                         REPORTING DATA FOR DEFAULTED LOANS


                                    STANDARD FILE LAYOUT - DELINQUENCY REPORTING

-------------------------------------------------------------------------------------------------------------------
                                                                                                        FORMAT
COLUMN/HEADER NAME                                   DESCRIPTION                          DECIMAL      COMMENT
---------------------------  -----------------------------------------------------------  -------  ----------------
SERVICER_LOAN_NBR            A unique number assigned to a loan by the Servicer.  This
                             may be different than the LOAN_NBR
---------------------------  -----------------------------------------------------------  -------  ----------------
LOAN_NBR                     A unique identifier assigned to each loan by the
                             originator.
---------------------------  -----------------------------------------------------------  -------  ----------------
CLIENT_NBR                   Servicer Client Number
---------------------------  -----------------------------------------------------------  -------  ----------------
SERV_INVESTOR_NBR            Contains a unique number as assigned by an external
                             servicer to identify a group of loans in their system.
---------------------------  -----------------------------------------------------------  -------  ----------------
BORROWER_FIRST_NAME          First Name of the Borrower.
---------------------------  -----------------------------------------------------------  -------  ----------------
BORROWER_LAST_NAME           Last name of the borrower.
---------------------------  -----------------------------------------------------------  -------  ----------------
PROP_ADDRESS                 Street Name and Number of Property
---------------------------  -----------------------------------------------------------  -------  ----------------
PROP_STATE                   The state where the  property located.
---------------------------  -----------------------------------------------------------  -------  ----------------
PROP_ZIP                     Zip code where the property is located.
---------------------------  -----------------------------------------------------------  -------  ----------------
BORR_NEXT_PAY_DUE_DATE       The date that the borrower's next payment is due to the               MM/DD/YYYY
                             servicer at the end of processing cycle, as reported by
                             Servicer.
---------------------------  -----------------------------------------------------------  -------  ----------------
LOAN_TYPE                    Loan Type (i.e. FHA, VA, Conv)
---------------------------  -----------------------------------------------------------  -------  ----------------
BANKRUPTCY_FILED_DATE        The date a particular bankruptcy claim was filed.                     MM/DD/YYYY
---------------------------  -----------------------------------------------------------  -------  ----------------
BANKRUPTCY_CHAPTER_CODE      The chapter under which the bankruptcy was filed.
---------------------------  -----------------------------------------------------------  -------  ----------------
BANKRUPTCY_CASE_NBR          The case number assigned by the court to the bankruptcy
                             filing.
---------------------------  -----------------------------------------------------------  -------  ----------------
POST_PETITION_DUE_DATE       The payment due date once the bankruptcy has been                     MM/DD/YYYY
                             approved by the courts
---------------------------  -----------------------------------------------------------  -------  ----------------
BANKRUPTCY_DCHRG_DISM_DATE   The Date The Loan Is Removed From Bankruptcy. Either                  MM/DD/YYYY
                             by Dismissal, Discharged and/or a Motion For Relief Was
                             Granted.
---------------------------  -----------------------------------------------------------  -------  ----------------
LOSS_MIT_APPR_DATE           The Date The Loss Mitigation Was Approved By The                      MM/DD/YYYY
                             Servicer
---------------------------  -----------------------------------------------------------  -------  ----------------
LOSS_MIT_TYPE                The Type Of Loss Mitigation Approved For A Loan Such
                             As;
---------------------------  -----------------------------------------------------------  -------  ----------------
LOSS_MIT_EST_COMP_DATE       The Date The Loss Mitigation /Plan Is Scheduled To                    MM/DD/YYYY
                             End/Close
---------------------------  -----------------------------------------------------------  -------  ----------------
LOSS_MIT_ACT_COMP_DATE       The Date The Loss Mitigation Is Actually Completed                    MM/DD/YYYY
---------------------------  -----------------------------------------------------------           ----------------
FRCLSR_APPROVED_DATE         The date DA Admin sends a letter to the servicer with                 MM/DD/YYYY
                             instructions to begin foreclosure proceedings.
---------------------------  -----------------------------------------------------------  -------  ----------------
ATTORNEY_REFERRAL_DATE       Date File Was Referred To Attorney to Pursue                          MM/DD/YYYY
                             Foreclosure
---------------------------  -----------------------------------------------------------  -------  ----------------
FIRST_LEGAL_DATE             Notice of 1st legal filed by an Attorney in a Foreclosure             MM/DD/YYYY
                             Action
---------------------------  -----------------------------------------------------------  -------  ----------------
FRCLSR_SALE_EXPECTED_DATE    The date by which a foreclosure sale is expected to                   MM/DD/YYYY
                             occur.
---------------------------  -----------------------------------------------------------  -------  ----------------
FRCLSR_SALE_DATE             The actual date of the foreclosure sale.                              MM/DD/YYYY
---------------------------  -----------------------------------------------------------  -------  ----------------
FRCLSR_SALE_AMT              The amount a property sold for at the foreclosure sale.         2     No commas(,)
                                                                                                   or dollar signs
                                                                                                   ($)
---------------------------  -----------------------------------------------------------  -------  ----------------
EVICTION_START_DATE          The date the servicer initiates eviction of the borrower.             MM/DD/YYYY
---------------------------  -----------------------------------------------------------  -------  ----------------
EVICTION_COMPLETED_DATE      The date the court revokes legal possession of the                    MM/DD/YYYY
                             property from the borrower.
---------------------------  -----------------------------------------------------------  -------  ----------------
LIST_PRICE                   The price at which an REO property is marketed.                 2     No commas(,)
                                                                                                   or dollar signs
                                                                                                   ($)
---------------------------  -----------------------------------------------------------  -------  ----------------
LIST_DATE                    The date an REO property is listed at a particular price.             MM/DD/YYYY
---------------------------  -----------------------------------------------------------  -------  ----------------
OFFER_AMT                    The dollar value of an offer for an REO property.               2     No commas(,)
                                                                                                   or dollar signs
                                                                                                   ($)
---------------------------  -----------------------------------------------------------  -------  ----------------
OFFER_DATE_TIME              The date an offer is received by DA Admin or by the                   MM/DD/YYYY
                             Servicer.
---------------------------  -----------------------------------------------------------  -------  ----------------
REO_CLOSING_DATE             The date the REO sale of the property is scheduled to                 MM/DD/YYYY
                             close.
---------------------------  -----------------------------------------------------------  -------  ----------------
REO_ACTUAL_CLOSING_DATE      Actual Date Of REO Sale                                               MM/DD/YYYY
---------------------------  -----------------------------------------------------------  -------  ----------------
OCCUPANT_CODE                Classification of how the property is occupied.
---------------------------  -----------------------------------------------------------  -------  ----------------
PROP_CONDITION_CODE          A code that indicates the condition of the property.
---------------------------  -----------------------------------------------------------  -------  ----------------
PROP_INSPECTION_DATE         The date a  property inspection is performed.                         MM/DD/YYYY
---------------------------  -----------------------------------------------------------  -------  ----------------
APPRAISAL_DATE               The date the appraisal was done.                                      MM/DD/YYYY
---------------------------  -----------------------------------------------------------  -------  ----------------
CURR_PROP_VAL                The current "as is" value of the property based on brokers      2
                             price opinion or appraisal.
---------------------------  -----------------------------------------------------------  -------  ----------------
REPAIRED_PROP_VAL            The amount the property would be worth if repairs are           2
                             completed pursuant to a broker's price opinion or
                             appraisal.
---------------------------  -----------------------------------------------------------  -------  ----------------
IF APPLICABLE:
--------------
---------------------------  -----------------------------------------------------------  -------  ----------------
DELINQ_STATUS_CODE           FNMA Code Describing Status of Loan
---------------------------  -----------------------------------------------------------  -------  ----------------
DELINQ_REASON_CODE           The circumstances which caused a borrower to stop
                             paying on a loan.  Code indicates the reason why the loan
                             is in default for this cycle.
---------------------------  -----------------------------------------------------------  -------  ----------------
MI_CLAIM_FILED_DATE          Date Mortgage Insurance Claim Was Filed With Mortgage                 MM/DD/YYYY
                             Insurance Company.
---------------------------  -----------------------------------------------------------  -------  ----------------
MI_CLAIM_AMT                 Amount of Mortgage Insurance Claim Filed                              No commas(,)
                                                                                                   or dollar signs
                                                                                                   ($)
---------------------------  -----------------------------------------------------------  -------  ----------------
MI_CLAIM_PAID_DATE           Date Mortgage Insurance Company Disbursed Claim                       MM/DD/YYYY
                             Payment
---------------------------  -----------------------------------------------------------  -------  ----------------
MI_CLAIM_AMT_PAID            Amount Mortgage Insurance Company Paid On Claim                 2     No commas(,)
                                                                                                   or dollar signs
                                                                                                   ($)
---------------------------  -----------------------------------------------------------  -------  ----------------
POOL_CLAIM_FILED_DATE        Date Claim Was Filed With Pool Insurance Company                      MM/DD/YYYY
---------------------------  -----------------------------------------------------------  -------  ----------------
POOL_CLAIM_AMT               Amount of Claim Filed With Pool Insurance Company               2     No commas(,)
                                                                                                   or dollar signs
                                                                                                   ($)
---------------------------  -----------------------------------------------------------  -------  ----------------
POOL_CLAIM_PAID_DATE         Date Claim Was Settled and The Check Was Issued By                    MM/DD/YYYY
                             The Pool Insurer
---------------------------  -----------------------------------------------------------  -------  ----------------
POOL_CLAIM_AMT_PAID          Amount Paid On Claim By Pool Insurance Company                  2     No commas(,)
                                                                                                   or dollar signs
                                                                                                   ($)
---------------------------  -----------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_FILED_DATE  Date FHA Part A Claim Was Filed With HUD                              MM/DD/YYYY
---------------------------  -----------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_AMT         Amount of FHA Part A Claim Filed                                2     No commas(,)
                                                                                                   or dollar signs
                                                                                                   ($)
---------------------------  -----------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_PAID_DATE   Date HUD Disbursed Part A Claim Payment                               MM/DD/YYYY
---------------------------  -----------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_PAID_AMT    Amount HUD Paid on Part A Claim                                 2     No commas(,)
                                                                                                   or dollar signs
                                                                                                   ($)
---------------------------  -----------------------------------------------------------  -------  ----------------
FHA_PART_B_CLAIM_FILED_DATE  Date FHA Part B Claim Was Filed With HUD                              MM/DD/YYYY
---------------------------  -----------------------------------------------------------  -------  ----------------
FHA_PART_B_CLAIM_AMT         Amount of FHA Part B Claim Filed                                2     No commas(,)
                                                                                                   or dollar signs
                                                                                                   ($)
---------------------------  -----------------------------------------------------------  -------  ----------------
FHA_PART_B_CLAIM_PAID_DATE   Date HUD Disbursed Part B Claim Payment                               MM/DD/YYYY
---------------------------  -----------------------------------------------------------  -------  ----------------
FHA_PART_B_CLAIM_PAID_AMT    Amount HUD Paid on Part B Claim                                 2     No commas(,)
                                                                                                   or dollar signs
                                                                                                   ($)
---------------------------  -----------------------------------------------------------  -------  ----------------
VA_CLAIM_FILED_DATE          Date VA Claim Was Filed With the Veterans Admin                       MM/DD/YYYY
---------------------------  -----------------------------------------------------------  -------  ----------------
VA_CLAIM_PAID_DATE           Date Veterans Admin. Disbursed VA Claim Payment                       MM/DD/YYYY
---------------------------  -----------------------------------------------------------  -------  ----------------
VA_CLAIM_PAID_AMT            Amount Veterans Admin. Paid on VA Claim                         2     No commas(,)
                                                                                                   or dollar signs
                                                                                                   ($)
-------------------------------------------------------------------------------------------------------------------

EXHIBIT  2:  STANDARD  FILE  CODES  -  DELINQUENCY  REPORTING

The  LOSS  MIT  TYPE  field  should  show  the  approved Loss Mitigation Code as
     ---------------
follows:

     -     ASUM-    Approved Assumption
     -     BAP-     Borrower Assistance Program
     -     CO-      Charge Off
     -     DIL-     Deed-in-Lieu
     -     FFA-     Formal Forbearance Agreement
     -     MOD-     Loan Modification
     -     PRE-     Pre-Sale
     -     SS-      Short Sale
     -     MISC-    Anything else approved by the PMI or Pool Insurer

NOTE:  Wells  Fargo  Bank will accept alternative Loss Mitigation Types to those
-----
above, provided that they are consistent with industry standards. If Loss Mitigation Types other than those above are used, the Servicer must supply Wells Fargo Bank with a description of each of the Loss Mitigation Types prior to sending the file.

The  OCCUPANT  CODE field should show the current status of the property code as
     --------------
follows:

     -     Mortgagor
     -     Tenant
     -     Unknown
     -     Vacant

The  PROPERTY  CONDITION  field  should  show the last reported condition of the
     -------------------
property  as  follows:

     -     Damaged
     -     Excellent
     -     Fair
     -     Gone
     -     Good
     -     Poor
     -     Special Hazard
     -     Unknown


(page)
EXHIBIT  2:  STANDARD  FILE  CODES  -  DELINQUENCY  REPORTING,  CONTINUED


The  FNMA DELINQUENT REASON CODE field should show the Reason for Delinquency as
     ---------------------------
follows:

             ------------------------------------------------------
             DELINQUENCY
             CODE                  DELINQUENCY DESCRIPTION
             -----------  -----------------------------------------
             001          FNMA-Death of principal mortgagor
             -----------  -----------------------------------------
             002          FNMA-Illness of principal mortgagor
             -----------  -----------------------------------------
             003          FNMA-Illness of mortgagor's family member
             -----------  -----------------------------------------
             004          FNMA-Death of mortgagor's family member
             -----------  -----------------------------------------
             005          FNMA-Marital difficulties
             -----------  -----------------------------------------
             006          FNMA-Curtailment of income
             -----------  -----------------------------------------
             007          FNMA-Excessive Obligation
             -----------  -----------------------------------------
             008          FNMA-Abandonment of property
             -----------  -----------------------------------------
             009          FNMA-Distant employee transfer
             -----------  -----------------------------------------
             011          FNMA-Property problem
             -----------  -----------------------------------------
             012          FNMA-Inability to sell property
             -----------  -----------------------------------------
             013          FNMA-Inability to rent property
             -----------  -----------------------------------------
             014          FNMA-Military Service
             -----------  -----------------------------------------
             015          FNMA-Other
             -----------  -----------------------------------------
             016          FNMA-Unemployment
             -----------  -----------------------------------------
             017          FNMA-Business failure
             -----------  -----------------------------------------
             019          FNMA-Casualty loss
             -----------  -----------------------------------------
             022          FNMA-Energy environment costs
             -----------  -----------------------------------------
             023          FNMA-Servicing problems
             -----------  -----------------------------------------
             026          FNMA-Payment adjustment
             -----------  -----------------------------------------
             027          FNMA-Payment dispute
             -----------  -----------------------------------------
             029          FNMA-Transfer of ownership pending
             -----------  -----------------------------------------
             030          FNMA-Fraud
             -----------  -----------------------------------------
             031          FNMA-Unable to contact borrower
             -----------  -----------------------------------------
             INC          FNMA-Incarceration
             ------------------------------------------------------


(page)
EXHIBIT  2:  STANDARD  FILE  CODES  -  DELINQUENCY  REPORTING,  CONTINUED

The  FNMA  DELINQUENT  STATUS  CODE  field  should show the Status of Default as
     ------------------------------
follows:

            -------------------------------------------------------
            STATUS CODE  STATUS DESCRIPTION
            -----------  ------------------------------------------
                 09      Forbearance
            -----------  ------------------------------------------
                 17      Pre-foreclosure Sale Closing Plan Accepted
            -----------  ------------------------------------------
                 24      Government Seizure
            -----------  ------------------------------------------
                 26      Refinance
            -----------  ------------------------------------------
                 27      Assumption
            -----------  ------------------------------------------
                 28      Modification
            -----------  ------------------------------------------
                 29      Charge-Off
            -----------  ------------------------------------------
                 30      Third Party Sale
            -----------  ------------------------------------------
                 31      Probate
            -----------  ------------------------------------------
                 32      Military Indulgence
            -----------  ------------------------------------------
                 43      Foreclosure Started
            -----------  ------------------------------------------
                 44      Deed-in-Lieu Started
            -----------  ------------------------------------------
                 49      Assignment Completed
            -----------  ------------------------------------------
                 61      Second Lien Considerations
            -----------  ------------------------------------------
                 62      Veteran's Affairs-No Bid
            -----------  ------------------------------------------
                 63      Veteran's Affairs-Refund
            -----------  ------------------------------------------
                 64      Veteran's Affairs-Buydown
            -----------  ------------------------------------------
                 65      Chapter 7 Bankruptcy
            -----------  ------------------------------------------
                 66      Chapter 11 Bankruptcy
            -----------  ------------------------------------------
                 67      Chapter 13 Bankruptcy
            -------------------------------------------------------


(page)
                                    Exhibit E

                                    EXHIBIT K

                  REPORTING DATA FOR REALIZED LOSSES AND GAINS


          CALCULATION OF REALIZED LOSS/GAIN FORM 332- INSTRUCTION SHEET


NOTE: DO NOT NET OR COMBINE ITEMS. SHOW ALL EXPENSES INDIVIDUALLY AND ALL CREDITS AS SEPARATE LINE ITEMS. CLAIM PACKAGES ARE DUE ON THE REMITTANCE REPORT DATE. LATE SUBMISSIONS MAY RESULT IN CLAIMS NOT BEING PASSED UNTIL THE FOLLOWING MONTH. THE SERVICER IS RESPONSIBLE TO REMIT ALL FUNDS PENDING LOSS APPROVAL AND /OR RESOLUTION OF ANY DISPUTED ITEMS.


          THE NUMBERS ON THE 332 FORM CORRESPOND WITH THE NUMBERS LISTED BELOW.

LIQUIDATION  AND  ACQUISITION  EXPENSES:
----------------------------------------

1. The Actual Unpaid Principal Balance of the Mortgage Loan. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

2. The Total Interest Due less the aggregate amount of servicing fee that would have been earned if all delinquent payments had been made as agreed. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

3. Accrued Servicing Fees based upon the Scheduled Principal Balance of the Mortgage Loan as calculated on a monthly basis. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

4-12. Complete  as  applicable.  Required  documentation:

     * For taxes and insurance advances - see page 2 of 332 form - breakdown required showing period of coverage, base tax, interest, penalty. Advances prior to default require evidence of servicer efforts to recover advances.

     *  For  escrow  advances  -  complete  payment  history

        (to  calculate  advances  from  last  positive escrow balance forward)

     * Other expenses - copies of corporate advance history showing all payments

     *  REO  repairs  >  $1500  require  explanation

     *  REO  repairs  >$3000  require  evidence  of  at  least  2  bids.

     * Short Sale or Charge Off require P&L supporting the decision and WFB's approved Officer Certificate

     *  Unusual  or  extraordinary  items  may  require  further  documentation.

13.  The  total  of  lines  1  through  12.

Credits:
--------

14-21. Complete  as  applicable.  Required  documentation:

     * Copy of the HUD 1 from the REO sale. If a 3rd Party Sale, bid instructions and Escrow Agent / Attorney

        Letter  of  Proceeds  Breakdown.

     *  Copy  of  EOB  for  any  MI  or  gov't  guarantee

     *  All  other  credits  need  to  be  clearly  defined  on  the  332  form

22.  The  total  of  lines  14  through  21.

Please  Note:     For  HUD/VA  loans, use line (18a) for Part A/Initial proceeds
-------------
                  and  line  (18b)  for  Part  B/Supplemental  proceeds.

TOTAL  REALIZED  LOSS  (OR  AMOUNT  OF  ANY  GAIN)
--------------------------------------------------
23. The total derived from subtracting line 22 from 13. If the amount represents a realized gain, show the amount in parenthesis ( ).


(page)
                   CALCULATION OF REALIZED LOSS/GAIN FORM 332


     Prepared  by:  _______________               Date:  _______________
     Phone:  ______________________   Email  Address:  _________________

----------------------------  -----------------------  -------------------------
Servicer Loan No.             Servicer Name            Servicer  Address


----------------------------  -----------------------  -------------------------

     WELLS  FARGO  BANK,  N.A.  LOAN  NO.  _____________________________

     Borrower's  Name:  ________________________________________________
     Property  Address:  _______________________________________________

     LIQUIDATION TYPE:  REO SALE    3RD PARTY SALE    SHORT SALE    CHARGE OFF

     WAS  THIS  LOAN  GRANTED  A  BANKRUPTCY DEFICIENCY OR CRAMDOWN    YES    NO
     If "Yes", provide deficiency or cramdown amount ___________________________

LIQUIDATION AND ACQUISITION EXPENSES:
     (1)     Actual Unpaid Principal Balance of Mortgage Loan   $__________(1)
     (2)     Interest accrued at Net Rate                        __________(2)
     (3)     Accrued Servicing Fees                              __________(3)
     (4)     Attorney's Fees                                     __________(4)
     (5)     Taxes (see page 2)                                  __________(5)
     (6)     Property Maintenance                                __________(6)
     (7)     MI/Hazard Insurance Premiums (see page 2)           __________(7)
     (8)     Utility Expenses                                    __________(8)
     (9)     Appraisal/BPO                                       __________(9)
     (10)    Property Inspections                                __________(10)
     (11)    FC Costs/Other Legal Expenses                       __________(11)
     (12)    Other (itemize)                                     __________(12)
             Cash for Keys_____________________________          __________(12)
             HOA/Condo Fees____________________________          __________(12)
             __________________________________________          __________(12)

             TOTAL EXPENSES                                     $__________(13)
     CREDITS:
     (14)    Escrow Balance                                     $__________(14)
     (15)    HIP Refund                                          __________(15)
     (16)    Rental Receipts                                     __________(16)
     (17)    Hazard Loss Proceeds                                __________(17)
     (18)    Primary Mortgage Insurance / Gov't Insurance        __________(18a) HUD Part A
                                                                 __________(18b) HUD Part B
     (19)    Pool Insurance Proceeds                             __________(19)
     (20)    Proceeds from Sale of Acquired Property             __________(20)
     (21)    Other (itemize)                                     __________(21)
     __________________________________________________          __________(21)

             TOTAL CREDITS                                      $__________(22)
     TOTAL REALIZED LOSS (OR AMOUNT OF GAIN)                    $__________(23)


(page)

ESCROW DISBURSEMENT DETAIL

------------------------------------------------------------------------
TYPE(TAX   DATE PAID  PERIOD OF  TOTAL PAID   BASE   PENALTIES  INTEREST
  /INS.)              COVERAGE               AMOUNT
---------  ---------  ---------  ----------  ------  ---------  --------

---------  ---------  ---------  ----------  ------  ---------  --------

---------  ---------  ---------  ----------  ------  ---------  --------

---------  ---------  ---------  ----------  ------  ---------  --------

---------  ---------  ---------  ----------  ------  ---------  --------

---------  ---------  ---------  ----------  ------  ---------  --------

---------  ---------  ---------  ----------  ------  ---------  --------

---------  ---------  ---------  ----------  ------  ---------  --------

------------------------------------------------------------------------


(page)
                                    Exhibit F

                                    Exhibit D


         SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE


     The assessment of compliance to be delivered by [the Servicer] [Name of Subservicer] shall address, at a minimum, the criteria identified as below as "Applicable Servicing Criteria":

-----------------------------------------------------------------------------------------------------------------
                                                                                                       APPLICABLE
                                                                                                       SERVICING
                                       SERVICING CRITERIA                                               CRITERIA
-----------------------------------------------------------------------------------------------------  ----------
    REFERENCE                                          CRITERIA
----------------  -----------------------------------------------------------------------------------  ----------
                                          GENERAL SERVICING CONSIDERATIONS
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(1)(i)     Policies and procedures are instituted to monitor any performance or other
                  triggers and events of default in accordance with the transaction agreements.            X
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(1)(ii)    If any material servicing activities are outsourced to third parties, policies and
                  procedures are instituted to monitor the third party's performance and                   X
                  compliance with such servicing activities.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(1)(iii)   Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(1)(iv)    A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the
                  amount of coverage required by and otherwise in accordance with the terms                X
                  of the transaction agreements.
                  CASH COLLECTION AND ADMINISTRATION
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(i)     Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two
                  business days following receipt, or such other number of days specified in the           X
                  transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(ii)    Disbursements made via wire transfer on behalf of an obligor or to an investor
                  are made only by authorized personnel.                                                   X
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(iii)   Advances of funds or guarantees regarding collections, cash flows or
                  distributions, and any interest or other fees charged for such advances, are             X
                  made, reviewed and approved as specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(iv)    The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of overcollateralization, are separately
                  maintained (e.g., with respect to commingling of cash) as set forth in the               X
                  transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(v)     Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this
                  criterion, "federally insured depository institution" with respect to a foreign          X
                  financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(vi)    Unissued checks are safeguarded so as to prevent unauthorized access.                    X
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(vii)   Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction
                  agreements; (C) reviewed and approved by someone other than the person                   X
                  who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
                                          INVESTOR REMITTANCES AND REPORTING
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(3)(i)     Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable
                  Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction
                  agreements; (B) provide information calculated in accordance with the terms              X
                  specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(3)(ii)    Amounts due to investors are allocated and remitted in accordance with
                  timeframes, distribution priority and other terms set forth in the transaction           X
                  agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(3)(iii)   Disbursements made to an investor are posted within two business days to
                  the Servicer's investor records, or such other number of days specified in the           X
                  transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(3)(iv)    Amounts remitted to investors per the investor reports agree with cancelled
                  checks, or other form of payment, or custodial bank statements.                          X
----------------  -----------------------------------------------------------------------------------  ----------
                                             POOL ASSET ADMINISTRATION
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(i)     Collateral or security on mortgage loans is maintained as required by the
                  transaction agreements or related mortgage loan documents.                               X
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(ii)    Mortgage loan and related documents are safeguarded as required by the
                  transaction agreements                                                                   X
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(iii)   Any additions, removals or substitutions to the asset pool are made, reviewed
                  and approved in accordance with any conditions or requirements in the                    X
                  transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(iv)    Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such
                  other number of days specified in the transaction agreements, and allocated              X
                  to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(v)     The Servicer's records regarding the mortgage loans agree with the
                  Servicer's records with respect to an obligor's unpaid principal balance.                X
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(vi)    Changes with respect to the terms or status of an obligor's mortgage loans
                  (e.g., loan modifications or re-agings) are made, reviewed and approved by
                  authorized personnel in accordance with the transaction agreements and                   X
                  related pool asset documents.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(vii)   Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as
                  applicable) are initiated, conducted and concluded in accordance with the                X
                  timeframes or other requirements established by the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(viii)  Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements.
                  Such records are maintained on at least a monthly basis, or such other period
                  specified in the transaction agreements, and describe the entity's activities in         X
                  monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(ix)    Adjustments to interest rates or rates of return for mortgage loans with
                  variable rates are computed based on the related mortgage loan documents.                X
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(x)     Regarding any funds held in trust for an obligor (such as escrow accounts):
                  (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to
                  obligors in accordance with applicable mortgage loan documents and state                 X
                  laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xi)    Payments made on behalf of an obligor (such as tax or insurance payments)
                  are made on or before the related penalty or expiration dates, as indicated on
                  the appropriate bills or notices for such payments, provided that such support           X
                  has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xii)   Any late payment penalties in connection with any payment to be made on
                  behalf of an obligor are paid from the servicer's funds and not charged to the           X
                  obligor, unless the late payment was due to the obligor's error or omission.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xiii)  Disbursements made on behalf of an obligor are posted within two business
                  days to the obligor's records maintained by the servicer, or such other                  X
                  number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xiv)   Delinquencies, charge-offs and uncollectible accounts are recognized and
                  recorded in accordance with the transaction agreements.                                  X
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xv)    Any external enhancement or other support, identified in Item 1114(a)(1)
                  through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------


                                    Exhibit G

                                  Affiliations


     The Company is affiliated with the Master Servicer, Securities Administrator and the Custodian for this transaction.





                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     This Assignment, Assumption and Recognition Agreement (the "Agreement") is made and entered into as of May 31, 2006 (the "Closing Date"), among EMC Mortgage Corporation, having an address at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas, 75038 (the "Assignor"), U.S. Bank National Association, not individually but solely as Trustee for the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2, having an address at One Federal Street, 3rd Floor, Boston, MA 02110 (the "Assignee") and Countrywide Home Loans Servicing LP, having an address at 7105 Corporate Drive, Plano, Texas 75024 (the "Company").

     WHEREAS, the Assignor has acquired certain mortgage loans set forth on Exhibit A (the "Mortgage Loans") from the Seller pursuant to that certain
----------
Seller's Warranties and Servicing Agreement, dated as of September 1, 2002, as amended by Amendment No. 1, dated January 1, 2003, Amendment No.2, dated September 1, 2004 and Amendment Reg AB to the Master Mortgage Loan Purchase and Servicing Agreement, dated as of January 1, 2006, by and between the Assignor and Countrywide Home Loans, Inc. (the "SWS Agreement"); and

     WHEREAS,  the  Seller has assigned its rights and obligations under the SWS
Agreement to the Company and the Company is currently servicing the Mortgage Loans for the benefit of the Assignor in accordance with the terms and conditions of the SWS Agreement.

     For and in consideration of the mutual promises and agreements contained herein, and other valuable consideration, the receipt and sufficiency of which hereby are acknowledged, and of the mutual covenants herein contained, the parties hereto hereby agree as follows:


     1. Defined terms used in this Agreement and not otherwise defined herein shall have the meaning set forth in the SWS Agreement.

     2. The Company recognizes the Assignor as owner of the Mortgage Loans and acknowledges that it is currently servicing the Mortgage Loans for the benefit of the Assignor. From and after the date hereof, the Company agrees that it will service the Mortgage Loans pursuant to the terms of the SWS Agreement (as modified herein) which terms are incorporated herein by reference.

     3. The Assignor hereby grants, transfers and assigns to the Assignee all of the right, title, interest and obligations of the Assignor, as purchaser, in, to and under (a) the Mortgage Loans and (b) the SWS Agreement with respect to the Mortgage Loans.

     4. The Assignor specifically reserves and does not assign to the Assignee hereunder any and all right, title and interest in, to and under any and all obligations of the Assignor with respect to any mortgage loans subject to the SWS Agreement which are not Mortgage Loans and are not the subject of this Agreement.

     5. The Assignor warrants and represents to, and covenants with, the Assignee that as of the date hereof:

          (a)  Attached  hereto  as Exhibit B is a true and accurate copy of the
                                    ---------
               servicing provisions of the SWS Agreement (Articles IV, V, and VI), which is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any material respect, nor has any notice of termination been given thereunder;

          (b) The Assignor is the lawful owner of the Mortgage Loans with full right to transfer the Mortgage Loans and any and all of its interests, rights and obligations under the SWS Agreement as they relate to the Mortgage Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Mortgage Loans to the Assignee as contemplated herein, the Assignee shall have good title to each and every Mortgage Loan, as well as any and all of the Assignor's interests, rights and obligations under the SWS Agreement, except as otherwise set forth herein, as they relate to the Mortgage Loans, free and clear of any and all liens, claims and encumbrances;

          (c) There are no known offsets, counterclaims or other defenses available to the Company with respect to the Mortgage Loans or the SWS Agreement;

          (d) The Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Mortgage Loan;

          (e) The Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Mortgage Loans;

          (f) The Assignor has full corporate power and authority to execute, deliver and perform its obligations under this Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Agreement is in the ordinary course of the Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which the Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Assignor or its property is subject. The execution, delivery and performance by the Assignor of this Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of the Assignor. This Agreement has been duly executed and delivered by the Assignor and, upon the due authorization, execution and delivery by the Assignee and the Company, will constitute the valid and legally binding obligation of the Assignor enforceable against the Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Assignor in connection with the execution, delivery or performance by the Assignor of this Agreement, or the consummation by it of the transactions contemplated hereby. Neither the Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Mortgage Loans or any interest in the Mortgage Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Mortgage Loans, or any interest in the Mortgage Loans or otherwise approached or negotiated with respect to the Mortgage Loans, or any interest in the Mortgage
               Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Mortgage Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Mortgage Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto; and

          (h) The Assignor has received from the Company, and has delivered to the Assignee, all documents required to be delivered to the Assignor by the Company prior to the date hereof pursuant to the SWS Agreement with respect to the Mortgage Loans and has not received, and has not requested from the Company, any additional documents.

     6. The Assignee warrants and represents to, and covenants with, the Assignor and the Company as of the date hereof:

          (a) The Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to hold the Mortgage Loans as trustee on behalf of the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2;

          (b) The Assignee has full corporate power and authority to execute and deliver this Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Agreement is in the ordinary course of the Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which the Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Assignee or its property is subject. The execution, delivery and performance by the Assignee of this Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of the Assignee. This Agreement has been duly executed and delivered by the Assignee and, upon the due authorization, execution and delivery by the Assignor and the Company, will constitute the valid and legally binding obligation of the Assignee enforceable against the Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Assignee in connection with the execution, delivery or performance by the Assignee of this Agreement, or the consummation by it of the transactions contemplated hereby; and

          (d) The Assignee assumes for the benefit of each of the Assignor and the Company all of the Assignor's rights and obligations as "Purchaser" thereunder but solely with respect to such Mortgage Loans; provided however, that the Assignee is assuming such obligations solely in its capacity as trustee for Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2 and not individually, and any recourse against the Assignee in respect of such obligations shall be limited solely to the assets it may hold as trustee of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2.

     7. The Company warrants and represents to, and covenants with, the Assignor and the Assignee as of the date hereof:

          (a) The SWS Agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any material respect, except as contemplated herein, nor has any notice of termination been given thereunder;

          (b) The Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its formation, and has all requisite power and authority to service the Mortgage Loans and otherwise to perform its obligations under the SWS Agreement;

          (c) The Company has full power and authority to execute, deliver and perform its obligations under this Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Agreement is in the ordinary course of the Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Company's formation documents or any legal restriction, or any material agreement or instrument to which the Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Company or its property is subject. The execution, delivery and performance by the Company of this Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary action on the part of the Company. This Agreement has been duly executed and delivered by the Company, and, upon the due authorization, execution and delivery by the Assignor and the Assignee, will constitute the valid and legally binding obligation of the Company, enforceable against the Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Company in connection with the execution, delivery or performance by the Company of this Agreement, or the consummation by it of the transactions contemplated hereby;

          (e) The Company shall establish a Custodial Account and an Escrow Account under the SWS Agreement in favor of the Assignee with respect to the Mortgage Loans separate from the Custodial Account and Escrow Account previously established in favor of the Assignor; and

     8. The Company hereby restates the representations and warranties set forth in Section 2(b) of the Amendment Reg AB as of the date hereof.

     Each such notice/update should be sent to the Assignor by e-mail to regABnotifications@bear.com. Additionally, all such notifications, other than those pursuant to (i)(b)(2) above, should be sent to:

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     With  a  copy  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New,  York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     Notifications  pursuant  to  (i)(b)(2)  above  should  be  sent  to:

     EMC  Mortgage  Corporation
     Two  Mac  Arthur  Ridge
     909  Hidden  Ridge  Drive,  Suite  200
     Irving,  TX  75038
     Attention:  Associate  General  Counsel  for  Loan  Administration
     Facsimile:  (972)  831-2555

     With  copies  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New,  York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     9. The Assignor hereby agrees to indemnify and hold the Assignee (and its successors and assigns) harmless against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Assignee (and its successors and assigns) may sustain in any way related to any breach of the representations or warranties of the Assignor set forth in this Agreement or the breach of any covenant or condition contained herein.

Recognition  of the Assignee
----------------------------

     10. From and after the date hereof, the Company shall recognize the Assignee as owner of the Mortgage Loans, and acknowledges that the Mortgage Loans will be part of a REMIC, and will service the Mortgage Loans in accordance with the SWS Agreement. It is the intention of the Assignor, the Company and the Assignee that this Agreement shall be binding upon and for the benefit of the respective permitted successors and assigns of the parties hereto. Neither the Company nor the Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the SWS Agreement which amendment, modification, waiver or other alteration would in any way affect the Mortgage Loans without the prior written consent of the Assignee, which shall not be unreasonably withheld.

     11. Notwithstanding any term hereof to the contrary, the execution and delivery of this Agreement by the Assignee is solely in its capacity as trustee for Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2 and not individually, and any recourse against the Assignee in respect of any obligations it may have under or pursuant to the terms of this Agreement shall be limited solely to the assets it may hold as trustee of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2.

Modification  of  the  SWS  Agreement:
--------------------------------------

     12. The Company and the Assignor hereby amend the SWS Agreement as follows:

          (a) Section 6.04, 6.05 and 6.07 and clause (x) of Section 10.01, all as added by Amendment No. 2 to the Servicing Agreement are deleted in their entirety.

          (b) Exhibit F to the SWS Agreement is hereby deleted in its entirety and replaced with the reporting exhibits attached hereto as Exhibit D in formats mutually agreeable to the Company and the Master
     ----------
     Servicer. Notwithstanding the foregoing, the Company is not required to report data relating to prepayment charges or penalties.

     13. The Company hereby acknowledges that Wells Fargo Bank, National Association (the "Master Servicer") has been appointed as the master servicer of the Mortgage Loans pursuant to the pooling and servicing agreement for the Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2, and therefore has the right to enforce on behalf of the Assignee all obligations of the Company under the SWS Agreement. Such right will include, without limitation, the right to terminate the Servicer under the SWS Agreement upon the occurrence of an event of default thereunder, the right to receive all remittances required to be made by the Company under the SWS Agreement, the right to receive all monthly reports and other data required to be delivered by the Company under the SWS Agreement, the right to examine the books and records of the Company and the right to exercise certain rights of consent and approval relating to actions taken by the Company. Notwithstanding the foregoing, it is understood that the Company shall not be obligated to defend and indemnify and hold harmless the Master Servicer, the Assignor and the Assignee against any losses, damages, penalties, fines, forfeiture, judgments and any related costs including, without limitation, reasonable and necessary legal fees, resulting from (i) actions or inactions of the Company which were taken or omitted upon the instruction or direction of the Master Servicer or Assignee, as applicable, or (ii) the failure of the Master Servicer or the Assignee, as applicable, to perform the obligations of the servicing provisions of the SWS Agreement.

     The Company shall make all distributions under the SWS Agreement to the Master Servicer by wire transfer of immediately available funds to:

          Wells  Fargo  Bank,  National  Association
          ABA  #  121000248
          Account  Name:  SAS  Clearing
          Account  #  3970771416
          For  Further  Credit  to:  BSARM  2006-2,  Account  #  50920200

and the Company shall deliver all reports required to be delivered under the SWS Agreement to the Assignee at the address set forth in Section 12 herein and to the Master Servicer at:

          Wells  Fargo  Bank,  National  Association
          9062  Old  Annapolis  Road
          Columbia,  Maryland  21045
          Attention:  Client  Manager  BSARM  2006-2
          Telecopy  No.:  (410)  715-2380


     14.     Notices:

     The Assignor's address for purposes of all notices and correspondence related to the Mortgage Loans and this Agreement is:

          EMC  Mortgage  Corporation
          2780  Lake  Vista  Drive
          Lewisville,  TX  75067
          Attention:  President  or  General  Counsel

     The Assignee's address for purposes of all notices and correspondence related to the Mortgage Loans and this Agreement is:

          U.S.  Bank  National  Association,
          as  Trustee
          One  Federal  Street,  3rd  Floor
          Boston,  Massachusetts  02210
          Attention:  Corporate  Trust  Services,  BSARM  2006-2
          Telecopier  No.:  (617)  603-6638

     The Company's address for purposes of all notices and correspondence related to the Mortgage Loans and this Agreement is:

          Countrywide  Home  Loans  Servicing  LP
          400  Countrywide  Way
          Simi  Valley,  California  93065
          Attention:  Lupe  Montero

          Miscellaneous:
          -------------

     15. Each party will pay any commissions it has incurred and the Assignor shall pay the fees of its attorneys and the reasonable fees of the attorneys of the Assignee and the Company in connection with the negotiations for, documenting of and closing of the transactions contemplated by this Agreement.

     16. This Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     17. No term or provision of this Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     18. This Agreement shall inure to the benefit of the permitted successors and assigns of the parties hereto. Any entity into which the Assignor, the Assignee, or the Company may be merged or consolidated shall, without the requirement for any further writing, be deemed the Assignor, the Assignee, or the Company, respectively, hereunder.

     19. This Agreement shall survive the conveyance of the Mortgage Loans, the assignment of the SWS Agreement to the extent of the Mortgage Loans by the Assignor to the Assignee and the termination of the SWS Agreement.

     20. This Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     21. In the event that any provision of this Agreement conflicts with any provision of the SWS Agreement with respect to the Mortgage Loans, the terms of this Agreement shall control.


(page)
     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their duly authorized officers as of the date first above written.

                              U.S. BANK NATIONAL ASSOCIATION, not individually but solely as trustee for the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2

                              By:
                                 -----------------------------------------
                              Name:
                              Title:


                              EMC  MORTGAGE  CORPORATION

                              By:
                                 -----------------------------------------
                              Name:
                              Title

                              COUNTRYWIDE  HOME  LOANS  SERVICING  LP
                              BY:  COUNTRYWIDE GP, INC., ITS GENERAL PARTNER

                              By:
                                 -----------------------------------------
                              Name:
                              Title:


ACKNOWLEDGED  AND  AGREED

WELLS  FARGO  BANK,
NATIONAL  ASSOCIATION

By:
   ----------------------
Name:
     --------------------
Title:
      -------------------


(page)
                                    Exhibit A
                                    ---------

                                 Mortgage Loans

                             [Provided Upon Request]


(page)
                                    Exhibit B
                                    ---------

                  Articles IV, V, and VI of the SWS Agreement.


(page)
                                    Exhibit C
                                    ---------

                             AFFILIATION DISCLOSURE
                             ----------------------

                    (PURSUANT TO ITEM 1119 OF REGULATION AB)
                    ----------------------------------------

1.   Sponsor  and  any  affiliate,  including  but  not  limited  to:

     a.  EMC  Mortgage  Corporation

     b.  Bear,  Stearns  &  Co.  Inc.

     c.  Bear,  Stearns  Securities  Corp.

     d.  Bear  Stearns  Structured  Products

     e.  Bear,  Stearns  International  Limited

2.   Depositor  and  any  affiliate,  including  but  not  limited  to:

     a.  Bear  Stearns  Asset  Backed  Securities  I  LLC

     b.  Structured  Asset  Mortgage  Investments  II  Inc.

3.   Bear  Stearns  ARM  Trust  2006-2  and  any  affiliate

4.   U.S.  Bank  National  Association,  as  Trustee,  and  any  affiliate

5.   Significant  obligor  and  any  affiliate  -  [None]

6.   Enhancement  or  support  provider  and  any  affiliate  -  [None]

7.   1100(d)(1)  parties  -  any  named party in the Securitization Transaction:

     a.  Cap  Contract  Provider:  [None]

     b.  Underwriter:  Bear,  Stearns  &  Co.  Inc.

     c. Servicers: [EMC Mortgage Corporation; GMAC; Bank of America; Wells Fargo Bank, N.A.]

     d.  Master  Servicer:  Wells  Fargo  Bank,  National  Association

     e. Unaffiliated Servicer of 20%: [EMC Mortgage Corporation, Wells Fargo, GMAC, Bank of America]

     f.  Originator  of  10%:  [Bank  of  America]

     g.  Securities  Administrator:  Wells  Fargo  Bank,  National  Association

     h.  Custodian:  Wells  Fargo  Bank,  National  Association


(page)

                                                           EXHIBIT D

                                            STANDARD  FILE LAYOUT - MASTER SERVICING

-------------------------------------------------------------------------------------------------------------------------------
COLUMN NAME                                  DESCRIPTION                       DECIMAL           FORMAT COMMENT            MAX
                                                                                                                           SIZE
-------------------------------------------------------------------------------------------------------------------------------

SER_INVESTOR_NBR        A value assigned by the Servicer to define a group              Text up to 10 digits                 20
                        of loans.
-------------------------------------------------------------------------------------------------------------------------------
LOAN_NBR                A unique identifier assigned to each loan by the                Text up to 10 digits                 10
                        investor.
-------------------------------------------------------------------------------------------------------------------------------
SERVICER_LOAN_NBR       A unique number assigned to a loan by the                       Text up to 10 digits                 10
                        Servicer.  This may be different than the
                        LOAN_NBR.
-------------------------------------------------------------------------------------------------------------------------------
BORROWER_NAME           The borrower name as received in the file.  It is not           Maximum length of 30 (Last,          30
                        separated by first and last name.                               First)
-------------------------------------------------------------------------------------------------------------------------------
SCHED_PAY_AMT           Scheduled monthly principal and scheduled                 2     No commas(,) or dollar signs         11
                        interest payment that a borrower is expected to                 ($)
                        pay, P&I constant.
-------------------------------------------------------------------------------------------------------------------------------
NOTE_INT_RATE           The loan interest rate as reported by the Servicer.       4     Max length of 6                       6
-------------------------------------------------------------------------------------------------------------------------------
NET_INT_RATE            The loan gross interest rate less the service fee         4     Max length of 6                       6
                        rate as reported by the Servicer.
-------------------------------------------------------------------------------------------------------------------------------
SERV_FEE_RATE           The servicer's fee rate for a loan as reported by the     4     Max length of 6                       6
                        Servicer.
-------------------------------------------------------------------------------------------------------------------------------
SERV_FEE_AMT            The servicer's fee amount for a loan as reported by       2     No commas(,) or dollar signs         11
                        the Servicer.                                                   ($)
-------------------------------------------------------------------------------------------------------------------------------
NEW_PAY_AMT             The new loan payment amount as reported by the            2     No commas(,) or dollar signs         11
                        Servicer.                                                       ($)
-------------------------------------------------------------------------------------------------------------------------------
NEW_LOAN_RATE           The new loan rate as reported by the Servicer.            4     Max length of 6                       6
-------------------------------------------------------------------------------------------------------------------------------
ARM_INDEX_RATE          The index the Servicer is using to calculate a            4     Max length of 6                       6
                        forecasted rate.
-------------------------------------------------------------------------------------------------------------------------------
ACTL_BEG_PRIN_BAL       The borrower's actual principal balance at the            2     No commas(,) or dollar signs         11
                        beginning of the processing cycle.                              ($)
-------------------------------------------------------------------------------------------------------------------------------
ACTL_END_PRIN_BAL       The borrower's actual principal balance at the end        2     No commas(,) or dollar signs         11
                        of the processing cycle.                                        ($)
-------------------------------------------------------------------------------------------------------------------------------
BORR_NEXT_PAY_DUE_DATE  The date at the end of processing cycle that the                MM/DD/YYYY                           10
                        borrower's next payment is due to the Servicer, as
                        reported by Servicer.
-------------------------------------------------------------------------------------------------------------------------------
SERV_CURT_AMT_1         The first curtailment amount to be applied.               2     No commas(,) or dollar signs         11
                                                                                        ($)
-------------------------------------------------------------------------------------------------------------------------------
SERV_CURT_DATE_1        The curtailment date associated with the first                  MM/DD/YYYY                           10
                        curtailment amount.
-------------------------------------------------------------------------------------------------------------------------------
CURT_ADJ_ AMT_1         The curtailment interest on the first curtailment         2     No commas(,) or dollar signs         11
                        amount, if applicable.                                          ($)
-------------------------------------------------------------------------------------------------------------------------------
SERV_CURT_AMT_2                                                                   2     No commas(,) or dollar signs         11
                        The second curtailment amount to be applied.                    ($)
-------------------------------------------------------------------------------------------------------------------------------
SERV_CURT_DATE_2        The curtailment date associated with the second                 MM/DD/YYYY                           10
                        curtailment amount.
-------------------------------------------------------------------------------------------------------------------------------
CURT_ADJ_ AMT_2         The curtailment interest on the second curtailment        2     No commas(,) or dollar signs         11
                        amount, if applicable.                                          ($)
-------------------------------------------------------------------------------------------------------------------------------
SERV_CURT_AMT_3         The third curtailment amount to be applied.               2     No commas(,) or dollar signs         11
                                                                                        ($)
-------------------------------------------------------------------------------------------------------------------------------
SERV_CURT_DATE_3        The curtailment date associated with the third                  MM/DD/YYYY                           10
                        curtailment amount.
-------------------------------------------------------------------------------------------------------------------------------
CURT_ADJ_AMT_3          The curtailment interest on the third curtailment         2     No commas(,) or dollar signs         11
                        amount, if applicable.                                          ($)
-------------------------------------------------------------------------------------------------------------------------------
PIF_AMT                 The loan "paid in full" amount as reported by the         2     No commas(,) or dollar signs         11
                        Servicer.                                                       ($)
-------------------------------------------------------------------------------------------------------------------------------
PIF_DATE                The paid in full date as reported by the Servicer.              MM/DD/YYYY                           10
-------------------------------------------------------------------------------------------------------------------------------
ACTION_CODE             The standard FNMA numeric code used to indicate                 Action Code Key:                      2
                        the default/delinquent status of a particular loan              15=Bankruptcy, 30=Foreclosure, ,
                                                                                        60=PIF, 63=Substitution,
                                                                                        65=Repurchase,70=REO
-------------------------------------------------------------------------------------------------------------------------------
INT_ADJ_AMT             The amount of the interest adjustment as reported         2     No commas(,) or dollar signs ($)     11
                        by the Servicer.
-------------------------------------------------------------------------------------------------------------------------------
SOLDIER_SAILOR_ADJ_AMT  The Soldier and Sailor Adjustment amount, if              2     No commas(,) or dollar signs ($)     11
                        applicable.
-------------------------------------------------------------------------------------------------------------------------------
NON_ADV_LOAN_AMT        The Non Recoverable Loan Amount, if applicable.           2     No commas(,) or dollar signs ($)     11
-------------------------------------------------------------------------------------------------------------------------------
LOAN_LOSS_AMT           The amount the Servicer is passing as a loss, if          2     No commas(,) or dollar signs ($)     11
                        applicable.
-------------------------------------------------------------------------------------------------------------------------------
SCHED_BEG_PRIN_BAL      The scheduled outstanding principal amount due at         2     No commas(,) or dollar signs         11
                        the beginning of the cycle date to be passed                    ($)
                        through to investors.
-------------------------------------------------------------------------------------------------------------------------------
SCHED_END_PRIN_BAL      The scheduled principal balance due to investors          2     No commas(,) or dollar signs         11
                        at the end of a processing cycle.                               ($)
-------------------------------------------------------------------------------------------------------------------------------
SCHED_PRIN_AMT          The scheduled principal amount as reported by the         2     No commas(,) or dollar signs         11
                        Servicer for the current cycle -- only applicable for           ($)
                        Scheduled/Scheduled Loans.
-------------------------------------------------------------------------------------------------------------------------------
SCHED_NET_INT           The scheduled gross interest amount less the              2     No commas(,) or dollar signs         11
                        service fee amount for the current cycle as                     ($)
                        reported by the Servicer -- only applicable for
                        Scheduled/Scheduled Loans.
-------------------------------------------------------------------------------------------------------------------------------
ACTL_PRIN_AMT           The actual principal amount collected by the              2     No commas(,) or dollar signs         11
                        Servicer for the current reporting cycle -- only                ($)
                        applicable for Actual/Actual Loans.
-------------------------------------------------------------------------------------------------------------------------------
ACTL_NET_INT            The actual gross interest amount less the service         2     No commas(,) or dollar signs         11
                        fee amount for the current reporting cycle as                   ($)
                        reported by the Servicer -- only applicable for
                        Actual/Actual Loans.
-------------------------------------------------------------------------------------------------------------------------------
PREPAY_PENALTY_ AMT     The penalty amount received when a borrower               2     No commas(,) or dollar signs         11
                        prepays on his loan as reported by the Servicer.                ($)
-------------------------------------------------------------------------------------------------------------------------------
PREPAY_PENALTY_ WAIVED  The prepayment penalty amount for the loan                2     No commas(,) or dollar signs         11
                        waived by the servicer.                                         ($)
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
MOD_DATE                The Effective Payment Date of the Modification for              MM/DD/YYYY                           10
                        the loan.
-------------------------------------------------------------------------------------------------------------------------------
MOD_TYPE                The Modification Type.                                          Varchar - value can be alpha or      30
                                                                                        numeric
-------------------------------------------------------------------------------------------------------------------------------
DELINQ_P&I_ADVANCE_AMT  The current outstanding principal and interest            2     No commas(,) or dollar signs         11
                        advances made by Servicer.                                      ($)
-------------------------------------------------------------------------------------------------------------------------------


(page)
                       REPORTING DATA FOR DEFAULTED LOANS

Data must be submitted to Wells Fargo Bank, N.A. in an EXCEL spreadsheet format with fixed field names and data type. The EXCEL spreadsheet should be used as a template consistently every month when submitting data.

TABLE: DELINQUENCY

NAME                             TYPE        SIZE
-------------------------------------------------
SERVICER LOAN #                  NUMBER         8
                                 (DOUBLE)
INVESTOR LOAN #                  NUMBER         8
                                 (DOUBLE)
BORROWER NAME                    TEXT          20
ADDRESS                          TEXT          30
STATE                            TEXT           2
Due Date                         Date/Time      8
ACTION CODE                      TEXT           2
FC Received                      Date/Time      8
File Referred to Atty            Date/Time      8
NOD                              Date/Time      8
Complaint Filed                  Date/Time      8
Sale Published                   Date/Time      8
Target Sale Date                 Date/Time      8
Actual Sale Date                 Date/Time      8
Loss Mit Approval Date           Date/Time      8
Loss Mit Type                    Text           5
Loss Mit Estimated Completion    Date/Time      8
Date
Loss Mit Actual Completion Date  Date/Time      8
Loss Mit Broken Plan Date        Date/Time      8
BK Chapter                       Text           6
BK Filed Date                    Date/Time      8
Post Petition Due                Date/Time      8
Motion for Relief                Date/Time      8
Lift of Stay                     Date/Time      8
RFD                              Text          10
Occupant Code                    Text          10
Eviction Start Date              Date/Time      8
Eviction Completed Date          Date/Time      8
List Price                       Currency       8
List Date                        Date/Time      8
Accepted Offer Price             Currency       8
Accepted Offer Date              Date/Time      8
Estimated REO Closing Date       Date/Time      8
Actual REO Sale Date             Date/Time      8



-    ITEMS  IN  BOLD  ARE MANDATORY FIELDS. WE MUST RECEIVE INFORMATION IN THOSE
     ---------------------------------------------------------------------------
     FIELDS  EVERY  MONTH  IN  ORDER  FOR  YOUR  FILE  TO  BE  ACCEPTED.
     -------------------------------------------------------------------




The Action Code Field should show the applicable numeric code to indicate that a special action is being taken. The Action Codes are the following:

          12-RELIEF  PROVISIONS
          15-BANKRUPTCY/LITIGATION
          20-REFERRED  FOR  DEED-IN-LIEU
          30-REFERRED  FORE  FORECLOSURE
          60-PAYOFF
          65-REPURCHASE
          70-REO-HELD  FOR  SALE
          71-THIRD  PARTY  SALE/CONDEMNATION
          72-REO-PENDING  CONVEYANCE-POOL  INSURANCE  CLAIM  FILED


Wells Fargo Bank will accept alternative Action Codes to those above, provided that the Codes are consistent with industry standards. If Action Codes other than those above are used, the Servicer must supply Wells Fargo Bank with a description of each of the Action Codes prior to sending the file.

Description  of  Action  Codes:
-------------------------------

ACTION CODE 12 - To report a Mortgage Loan for which the Borrower has been granted relief for curing a delinquency. The Action Date is the date the relief is expected to end. For military indulgence, it will be three months after the Borrower's discharge from military service.

ACTION CODE 15 - To report the Borrower's filing for bankruptcy or instituting some other type of litigation that will prevent or delay liquidation of the Mortgage Loan. The Action Date will be either the date that any repayment plan (or forbearance) instituted by the bankruptcy court will expire or an additional date by which the litigation should be resolved.

ACTION CODE 20 - To report that the Borrower has agreed to a deed-in-lieu or an assignment of the property. The Action Date is the date the Servicer decided to pursue a deed-in-lieu or the assignment.

ACTION CODE 30 - To report that the decision has been made to foreclose the Mortgage Loan. The Action Date is the date the Servicer referred the case to the foreclosure attorney.

ACTION CODE 60 - To report that a Mortgage Loan has been paid in full either at, or prior to, maturity. The Action Date is the date the pay-off funds were remitted to the Master Servicer.

ACTION CODE 65 - To report that the Servicer is repurchasing the Mortgage Loan. The Action Date is the date the repurchase proceeds were remitted to the Master Servicer.

ACTION CODE 70 - To report that a Mortgage Loan has been foreclosed or a deed-in-lieu of foreclosure has been accepted, and the Servicer, on behalf of the owner of the Mortgage Loan, has acquired the property and may dispose of it. The Action Date is the date of the foreclosure sale or, for deeds-in-lieu, the date the deed is recorded on behalf of the owner of the Mortgage Loan.

ACTION CODE 71 - To report that a Mortgage Loan has been foreclosed and a third party acquired the property, or a total condemnation of the property has occurred. The Action Date is the date of the foreclosure sale or the date the condemnation award was received.

ACTION CODE 72 - To report that a Mortgage Loan has been foreclosed, or a deed-in-lieu has been accepted, and the property may be conveyed to the mortgage insurer and the pool insurance claim has been filed. The Action Date is the date of the foreclosure sale, or, for deeds-in-lieu, the date of the deed for conventional mortgages.

The  Loss  Mit  Type field should show the approved Loss Mitigation arrangement.
The  following  are  acceptable:

     ASUM-APPROVED  ASSUMPTION
     BAP-BORROWER  ASSISTANCE  PROGRAM
     CO-CHARGE  OFF
     DIL-DEED-IN-LIEU
     FFA-FORMAL  FORBEARANCE  AGREEMENT
     MOD-LOAN  MODIFICATION
     PRE-PRE-SALE
     SS-SHORT  SALE
     MISC-ANYTHING  ELSE  APPROVED  BY  THE  PMI  OR  POOL  INSURER


Wells Fargo Bank will accept alternative Loss Mitigation Types to those above, provided that they are consistent with industry standards. If Loss Mitigation Types other than those above are used, the Servicer must supply Wells Fargo Bank with a description of each of the Loss Mitigation Types prior to sending the file.


The Occupant Code field should show the current status of the property. The acceptable codes are:


     MORTGAGOR
     TENANT
     UNKNOWN
     VACANT


(page)
      REALIZED LOSS CALCULATION INFORMATION WELLS FARGO BANK, N.A. Form 332




Calculation  of  Realized  Loss
-------------------------------

Purpose
-------

To provide the Servicer with a form for the calculation of any Realized Loss (or gain) as a result of a Mortgage Loan having been foreclosed and Liquidated.

Distribution
------------

The Servicer will prepare the form in duplicate and send the original together with evidence of conveyance of title and appropriate supporting documentation to the Master Servicer with the Monthly Accounting Reports which supports the Mortgage Loan's removal from the Mortgage Loan Activity Report. The Servicer will retain the duplicate for its own records.

Due  Date
---------

With respect to any liquidated Mortgage Loan, the form will be submitted to the Master Servicer no later than the date on which statements are due to the Master Servicer under Section 4.02 of this Agreement (the "Statement Date") in the month following receipt of final liquidation proceeds and supporting documentation relating to such liquidated Mortgage Loan; provided, that if such Statement Date is not at least 30 days after receipt of final liquidation proceeds and supporting documentation relating to such liquidated Mortgage Loan, then the form will be submitted on the first Statement Date occurring after the 30th day following receipt of final liquidation proceeds and supporting documentation.

Preparation  Instructions
-------------------------

The  numbers  on  the  form  correspond  with  the  numbers  listed  below.

1.     The  actual  Unpaid  Principal  Balance  of  the  Mortgage  Loan.
2. The Total Interest Due less the aggregate amount of servicing fee that would have been earned if all delinquent payments had been made as agreed.

3-7. Complete as necessary. All line entries must be supported by copies of appropriate statements, vouchers, receipts, canceled checks, etc., to document the expense. Entries not properly documented will not be reimbursed to the Servicer.

8. Accrued Servicing Fees based upon the Scheduled Principal Balance of the Mortgage Loan as calculated on a monthly basis.

10.  The total of lines 1 through  9.

Credits
-------

11-17.Complete as necessary. All line entries must be supported by copies of the appropriate claims forms, statements, payment checks, etc. to document the credit. If the Mortgage Loan is subject to a Bankruptcy Deficiency, the difference between the Unpaid Principal Balance of the Note prior to the Bankruptcy Deficiency and the Unpaid Principal Balance as reduced by the Bankruptcy Deficiency should be input on line 16.

18.     The  total  of  lines  11  through  17.

Total  Realized  Loss  (or  Amount  of  Any  Gain)
--------------------------------------------------

19. The total derived from subtracting line 18 from 10. If the amount represents a realized gain, show the amount in parenthesis ( ).


(page)
                             WELLS FARGO BANK, N.A.
                          CALCULATION OF REALIZED LOSS


     WELLS  FARGO  BANK,  N.A.  Trust:
                                       ----------------------------
     Prepared  by:                      Date:
                   -------------------        ----------------
     Phone:
            -----------------------
     Servicer  Loan  No.          Servicer  Name     Servicer  Address

WELLS  FARGO  BANK,  N.A.
Loan  No.
         -----------------------------
Borrower's  Name:
                  -------------------------------------------------------
Property
Address:
         ----------------------------------------------------------------

LIQUIDATION AND ACQUISITION EXPENSES:
Actual Unpaid Principal Balance of Mortgage Loan   $_________________(1)
Interest accrued at Net Rate                        _________________(2)
Attorney's Fees                                     _________________(3)
Taxes                                               _________________(4)
Property Maintenance                                _________________(5)
MI/Hazard Insurance Premiums                        _________________(6)
Hazard Loss Expenses                                _________________(7)
Accrued Servicing Fees                              _________________(8)
Other (itemize)                                     _________________(9)
                                                   $_________________



TOTAL EXPENSES                                     $________________(10)
CREDITS:
Escrow Balance                                     $________________(11)
HIP Refund                                          ________________(12)
Rental Receipts                                     ________________(13)
Hazard Loss Proceeds                                ________________(14)
Primary Mortgage Insurance Proceeds                 ________________(15)
Proceeds from Sale of Acquired Property             ________________(16)
Other (itemize)                                     ________________(17)
                                                    ________________
                                                    ________________
TOTAL CREDITS                                       ________________(18)

    TOTAL REALIZED LOSS (OR Amount OF GAIN)        $________________





                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     This  is  an  Assignment,  Assumption  and Recognition Agreement (this "AAR
Agreement") made as of May 31, 2006, among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2 (the "Assignee") and Bank of America, National Association (the "Company").

     In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto (the "Assigned Loan Schedule") now serviced by Company for Assignor and its successors and assigns pursuant to (a) the Amended and Restated Flow Mortgage Loan Sale and Servicing Agreement, dated April 1, 2005 as modified by the Regulation AB Compliance Addendum to Amended and Restated Flow Mortgage Loan Sale and Servicing Agreement (the "Reg AB Addendum"), dated December 21, 2005, each by and between the Assignor and the Company (collectively, the "Mortgage Loan Sale and Servicing Agreement") and (b) those certain Term Sheets dated February 8, 2006 and March 16, 2006, each by and between Assignor and Company (the "Term Sheets" and together with the Mortgage Loan Sale and Servicing Agreement, the "Agreements") shall be subject to the terms of this AAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Mortgage Loan Sale and Servicing Agreement.

Assignment and Assumption
-------------------------

     1. Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor in the Assigned Loans and, as they relate to the Assigned Loans, all of its right, title and interest in, to and under the Mortgage Loan Sale and Servicing Agreement. Notwithstanding anything to the contrary contained herein, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under the representations and warranties contained in Subsection 7.01 and Subsection 7.02 of the Mortgage Loan Sale and Servicing Agreement, and any obligation of the Company to cure, repurchase or substitute for a mortgage loan and to indemnify the Assignor with respect to a breach of such representations and warranties pursuant to Subsection 7.03 of the Mortgage Loan Sale and Servicing Agreement, and the Assignor is retaining the right to enforce the representations and warranties and the obligations of the Company set forth in those sections against the Company. Assignor specifically reserves and does not assign to Assignee any right, title and interest in, to or under any Mortgage Loans subject to the Mortgage Loan Sale and Servicing Agreement other than those set forth on Attachment 1.

Representations, Warranties and Covenants
-----------------------------------------

     2. Assignor warrants and represents to Assignee and Company as of the date hereof:

          a. Attached hereto as Attachment 2 is a true and accurate copy of the Mortgage Loan Sale and Servicing Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

          b. Assignor was the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Mortgage Loan Sale and Servicing Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignee's interests, rights and obligations under the Mortgage Loan Sale and Servicing Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

          c. There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Mortgage Loan Sale and Servicing Agreement;

          d. Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

          e. Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

          f. Assignor has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignor. This AAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          g. No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this AAR Agreement, or the consummation by it of the transactions contemplated hereby. Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto;

          h. Assignor has received from Company, and has delivered to Assignee, all documents required to be delivered to Assignor by Company prior to the date hereof pursuant to Section 6.03 of the Mortgage Loan Sale and Servicing Agreement with respect to the Assigned Loans and has not received, and has not requested from Company, any additional documents; and

          i. No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by Company in Section 7.01 of the Mortgage Loan Sale and Servicing Agreement to be untrue in any material respect.

     3. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

          a. Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to hold the Mortgage Loans on behalf of the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, 2006-2;

          b. Assignee has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This AAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          c. No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this AAR Agreement, or the consummation by it of the transactions contemplated hereby; and

          d. Assignee assumes for the benefit of each of Assignor and Company all of the Assignor's rights as "Purchaser" thereunder but solely with respect to such Assigned Loans.

     4. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:

          a. Attached hereto as Attachment 2 is a true and accurate copy of the Mortgage Loan Sale and Servicing Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given to the Company thereunder;

          b. Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Mortgage Loan Sale and Servicing Agreement;

          c. Company has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's articles of association or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Company. This AAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          d. No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Company in connection with the execution, delivery or performance by Company of this AAR Agreement, or the consummation by it of the transactions contemplated hereby, except such as has been obtained, effected or taken prior to the date hereof;

          e.   Company  shall  establish  a  Custodial  Account  and  an  Escrow
               Account under the Mortgage Loan Sale and Servicing Agreement in favor of Assignee with respect to the Assigned Loans separate from the Custodial Account and Escrow Account previously established under the Mortgage Loan Sale and Servicing Agreement in favor of Assignor; and

          f. No certification, statement, report or other agreement, document or instrument furnished or to be furnished by the Company pursuant to this AAR Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a fact necessary to make the statements contained therein not misleading.

     5. The Company hereby restates the representations and warranties set forth in Section 2.02 of the Reg AB Addendum as of the date hereof.

     Notwithstanding anything to the contrary in the Agreement, the Company shall (or shall cause any Third-Party Originator to) (i) immediately notify Assignor and SAMI II in writing of (A) legal proceedings pending against the Company, or proceedings known to be contemplated by governmental authorities against the Company which in the judgment of the Company would be, in each case, material to purchasers of securities backed by the Assigned Loans, (B) any affiliations or relationships of the type described in Item 1119(b) of Regulation AB that develop following the date hereof between the Company and any of the above listed parties or other parties identified in writing by the Assignor or SAMI II with respect to the Securitization Transaction and (ii) provide to the Assignor and SAMI II a description of such proceedings, affiliations or relationships.

     Each such notice/update should be sent to the Assignor by e-mail to regABnotifications@bear.com. Additionally, all such notifications, other than those pursuant to (i)(A) above, should be sent to:

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     With  a  copy  to:

     Bear,  Stearns  &  Co.  Inc.
     t383  Madison  Avenue,  3rd  Floor
     New, York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     Notifications  pursuant  to  (i)(A)  above  should  be  sent  to:

     EMC  Mortgage  Corporation
     Two Mac Arthur Ridge
     909  Hidden  Ridge  Drive,  StreetaddressSuite  200
     Irving,  TX  75038
     Attention:  Associate  General  Counsel  for  Loan  Administration
     Facsimile:  (972)  831-2555

     With  copies  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New, York,  NY  e10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     6. Assignor hereby agrees to indemnify and hold the Assignee (and its successors and assigns) harmless against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that Assignee (and its successors and assigns) may sustain in any way related to any breach of the representations or warranties of Assignor set forth in this AAR Agreement or the breach of any covenant or condition contained herein.

     7. Notwithstanding any term hereof to the contrary, the execution and delivery of this AAR Agreement by the Assignee is solely in its capacity as trustee for Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2 and not individually, and any recourse against the Assignee in respect of any obligations it may have under or pursuant to the terms of this AAR Agreement shall be limited solely to the assets it may hold as trustee of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2.

Recognition of Assignee
-----------------------

     8. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans, and acknowledges that the Assigned Loans will be part of a REMIC, and will service the Assigned Loans in accordance with the Mortgage Loan Sale and Servicing Agreement but in no event in a manner that would (i) cause any REMIC to fail to qualify as a REMIC or (ii) result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the Code). It is the intention of Assignor, Company and Assignee that this AAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the Mortgage Loan Sale and Servicing Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.

Modification of Mortgage Loan Sale and Servicing Agreement
----------------------------------------------------------

     9. The Company and Assignor hereby amend the Mortgage Loan Sale and Servicing Agreement as follows:

     The following definitions are added to Section 1 of the Mortgage Loan Sale and Servicing Agreement:

          Assignee:  U.S. Bank National Association, as trustee for  the holders
          --------
      of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2.

          REMIC:  A  "real  estate  mortgage  investment  conduit" as defined in
          -----
     Section  860D  of  the  Code.

          REMIC  Provisions:  The  provisions  of  the  federal  income  tax law
          -----
     relating to REMICs, which appear at Sections 860A through 860G of the Code, and related provisions and regulations promulgated thereunder, as the foregoing may be in effect from time to time.

          Eligible  Account: Any of (i) an account or accounts maintained with a
          -----------------
     federal or state chartered depository institution or trust company, the long-term unsecured debt obligations and short-term unsecured debt obligations of which (or, in the case of a depository institution or trust company that is the principal subsidiary of a holding company, the debt obligations of such holding company, so long as Moody's is not a Rating Agency) are rated by each Rating Agency in one of its two highest long-term and its highest short-term rating categories respectively, at the time any amounts are held on deposit therein, or (ii) an account or accounts in a depository institution or trust company in which such accounts are insured by the FDIC (to the limits established by the FDIC) and the uninsured deposits in which accounts are otherwise secured such that, as evidenced by an Opinion of Counsel delivered to the Trustee and to each Rating Agency, the Certificateholders have a claim with respect to the funds in such account or a perfected first priority security interest against any collateral (which shall be limited to Permitted Investments) securing such funds that is superior to claims of any other depositors or creditors of the depository institution or trust company in which such account is maintained, or (iii) a trust account or accounts maintained with the corporate trust department of a federal or state chartered depository institution or trust company having capital and surplus of not less than $50,000,000, acting in its fiduciary capacity or (iv) any other account acceptable to the Rating Agencies. Eligible Accounts may bear interest, and may include, if otherwise qualified under this definition, accounts maintained with the Trustee.

          Master Servicer: Wells Fargo Bank, N.A., or its successors in interest
          ---------------
     who meet the qualifications of the Pooling and Servicing Agreement and this Agreement.

          Pooling  and  Servicing Agreement:  That certain pooling and servicing
          ---------------------------------
     agreement, dated as of May 1, 2006, among Structured Asset Mortgage Investments Inc. II, the Trustee, the Master Servicer and the Purchaser.

          Prepayment Penalty:  With respect to any Mortgage Loan, the charges or
          ------------------
     premiums, if any, due in connection with a full or partial prepayment of such Mortgage Loan in accordance with the terms thereof.

          Trustee:  U.S.  Bank  National  Association, or its
          -------
     successor in interest, or any successor trustee appointed as provided in the Pooling and Servicing Agreement.

     The definition of Business Day in Section 1 of the Mortgage Loan Sale and Servicing Agreement is deleted in its entirety and replaced with the following definition:

          Business  Day:  Any  day  other than a Saturday or Sunday, or a day on
          -------------
     which  banking  and  savings  and  loan  institutions  in the States of New
     York, California, Virginia, Maryland or Minnesota are authorized or obligated by law or executive order to be closed.

     The following representations and warranties shall be added to Section 7.01 of the Mortgage Loan Sale and Servicing Agreement:

     (fff)     No  subprime Mortgage Loan originated on or after October 1, 2002
                   --------
     will impose a prepayment premium for a term in excess of three years. Any Mortgage Loans originated prior to such date, and any non-subprime Mortgage Loans, will not impose prepayment penalties in excess of five years.

     (ggg) The Servicer for each Mortgage Loan has fully furnished, in accordance with the Fair Credit Reporting Act and its implementing regulations, accurate and complete information (i.e., favorable and unfavorable) on its Mortgagor credit files to Equifax, Experian, and Trans Union Credit Information Company (three of the credit repositories), on a monthly basis.

     The following are added as the last three paragraphs of Subsection 11.01 of the Mortgage Loan Sale and Servicing Agreement:

          "Notwithstanding anything in this Agreement to the contrary, the Servicer (a) shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate and (b) shall not (unless the Mortgagor is in default with respect to the Mortgage Loan or such default is, in the judgment of the Servicer, reasonably foreseeable) make or permit any modification, waiver or amendment of any term of any Mortgage Loan that would both (i) effect an exchange or reissuance of such Mortgage Loan under Section 1001 of the Code (or Treasury regulations promulgated thereunder) and (ii) cause any REMIC to fail to qualify as a REMIC under the Code or the imposition of any tax on "prohibited transactions" or "contributions" after the startup date under the REMIC Provisions.

          Prior to taking any action with respect to the Mortgage Loans which is not contemplated under the terms of this Agreement, the Servicer will obtain an Opinion of Counsel acceptable to the Trustee with respect to whether such action could result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the Code) (either such event, an "Adverse REMIC Event"), and the Servicer shall not take any such action or cause the Trust Fund to take any such action as to which it has been advised that an Adverse REMIC Event could occur.

          The Servicer shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in any REMIC. The Servicer shall not enter into any arrangement by which a REMIC will receive a fee or other compensation for services nor permit a REMIC to receive any income from assets other than "qualified mortgages" as defined in Section
     860G(a)(3)  of  the  Code  or "permitted investments" as defined in Section
     860G(a)(5)  of  the  Code."

     The following is added to the end of the first paragraph of Section 11.04 of the Mortgage Loan Sale and Servicing Agreement:

          "Each  Custodial  Account  shall  be  an  Eligible  Account."

     The following is added to the end of the first paragraph of Section 11.06 of the Mortgage Loan Sale and Servicing Agreement:

          "Each  Escrow  Account  shall  be  an  Eligible  Account."

     The following is added as paragraph (d) of Subsection 11.13 of the Mortgage Loan Sale and Servicing Agreement:

          "Any REO Property shall be disposed of by the Servicer before the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, unless the Servicer is otherwise directed by the Assignee."

     The following is added as the second paragraph of Subsection 11.14 of the Mortgage Loan Sale and Servicing Agreement:

          "The Servicer shall not waive (or permit a subservicer to waive) any Prepayment Penalty unless: (i) the enforceability thereof shall have been limited by bankruptcy, insolvency, moratorium, receivership and other similar laws relating to creditors' rights generally, (ii) the enforcement thereof is illegal, or any local, state or federal agency has threatened legal action if the prepayment penalty is enforced, (iii) the mortgage debt has been accelerated in connection with a foreclosure or other involuntary payment or (iv) such waiver is standard and customary in servicing similar Mortgage Loans and relates to a default or a reasonably foreseeable default and would, in the reasonable judgment of the Servicer, maximize recovery of total proceeds taking into account the value of such Prepayment Penalty and the related Mortgage Loan. In no event will the Servicer waive a Prepayment Penalty in connection with a refinancing of a Mortgage Loan that is not related to a default or a reasonably foreseeable default. If a Prepayment
     Penalty is waived, but does not meet the standards described above, then the Servicer is required to pay the amount of such waived Prepayment Penalty by depositing such amount into the Custodial Account by the immediately succeeding Remittance Date."

     The phrase "in a form acceptable for filing with the Securities and Exchange Commission as an exhibit to a Form 10-K" shall be added following the phrase "an Officer's Certificate" in Subsection 11.20(a) of the Mortgage Loan Sale and Servicing Agreement.

     The phrase "in a form acceptable for filing with the Securities and Exchange Commission as an exhibit to a Form 10-K" shall be added following the phrase "to furnish a statement" in Subsection 11.21 of the Mortgage Loan Sale and Servicing Agreement.

     The following shall be added as Section 11.26 of the Mortgage Loan Sale and Servicing Agreement:

     Section 11.26     Fair Credit Reporting Act.
                       -------------------------

          The Servicer for each Mortgage Loan will fully furnish, in accordance with the Fair Credit Reporting Act and its implementing regulations, accurate and complete information (i.e., favorable and unfavorable) on its borrower credit files to Equifax, Experian, and Trans Union Credit Information Company (three of the credit repositories), on a monthly basis.

     The word "or" at the end of paragraph (f) of Subsection 13.01 is deleted and the word "or" is added following the semi-colon contained at the end of paragraph (g) of Subsection 13.01.

     The following is added as paragraph (h) of Subsection 13.01 of the Mortgage Loan Sale and Servicing Agreement:

          "(h) failure by the Company to duly perform within the required time period, its obligations under Subsections 11.20, 11.21 and
     Section 2.05 of the Reg AB Addendum, which failure continues unremedied for a period of ten (10) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Servicer by any party to this Mortgage Loan Sale and Servicing Agreement or by any Master Servicer responsible for master servicing the Mortgage Loans pursuant to a securitization of such Mortgage Loans;"

     The following is added as Section 32 of the Mortgage Loan Sale and Servicing Agreement:

          SECTION  32.  Third  Party  Beneficiary.
                        -------------------------

          For purposes of this Agreement, any Master Servicer shall be considered a third party beneficiary to this Agreement entitled to all the rights and benefits accruing to any Master Servicer herein as if it were a direct party to this Agreement.

Miscellaneous
-------------

     10. All demands, notices and communications related to the Assigned Loans, the Mortgage Loan Sale and Servicing Agreement and this AAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:

          a.     In  the  case  of  Company,

          Bank of America, National Association
          201 North Tryon Street
          Charlotte, North Carolina 28255
          Attention: Secondary Marketing Manager

          b.     In  the  case  of  Assignor,

          EMC Mortgage Corporation
          2780 Lake Vista Drive
          Lewisville, Texas 75067
          Attention: President or General Counsel
          Telecopier No.: (972) 444-2880

          With  a  copy  to:

          Bear  Stearns  Mortgage  Capital  Corporation
          383  Madison  Avenue
          New York, New York  10179
          Attention:  Michelle Sterling

          c.     In  the  case  of  the  Securities  Administrator,

          Wells Fargo Bank, N.A.
          P.O. Box 98
          Columbia, Maryland 21046

          or, if by overnight delivery to:
          9062 Old Annapolis Road
          Columbia, Maryland  21045,
          Attention: Client Manager BSARM 2006-2
          Telecopier No.: (410) 715-2380

          d.     In  the  case  of  Assignee,

          U.S. Bank National Association, as Trustee
          One Federal Street, 3rd Floor
          Boston, MA 02110
          Attention: Corporate Trust Services
          BSARM 2006-2
          Telecopier No.: (617) 603-6638

     11. Each party will pay any commissions it has incurred and the Assignor shall pay the fees of its attorneys and the reasonable fees of the attorneys of the Assignee and the Company in connection with the negotiations for, documenting of and closing of the transactions contemplated by this AAR Agreement.

     12. This AAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     13. No term or provision of this AAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     14. This AAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

     15. This AAR Agreement shall survive the conveyance of the Assigned Loans, the assignment of the Mortgage Loan Sale and Servicing Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Mortgage Loan Sale and Servicing Agreement.

     16. This AAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     17. In the event that any provision of this AAR Agreement conflicts with any provision of the Mortgage Loan Sale and Servicing Agreement with respect to the Assigned Loans, the terms of this AAR Agreement shall control.

     18. The Company hereby acknowledges that Wells Fargo Bank, N.A. has been appointed as the Master Servicer of the Mortgage Loans pursuant to the Pooling and Servicing Agreement, dated as of May 1, 2006, among Structured Asset Mortgage Investments II Inc. ("SAMI II"), the Assignor, Wells Fargo Bank, N.A. and the Assignee and that the Master Servicer has the right to enforce all obligations of the Company under the Mortgage Loan Sale and Servicing Agreement with respect to the servicing of the Assigned Loans. Such right will include, without limitation, the right to terminate the Company under the Mortgage Loan Sale and Servicing Agreement as provided therein, the right to receive all remittances required to be made by the Company under the Mortgage Loan Sale and Servicing Agreement, the right to receive all monthly reports and other data required to be delivered by the Company under the Mortgage Loan Sale and Servicing Agreement, the right to examine the books and records of the Company, indemnification rights, and the right to exercise certain rights of consent and approval relating to actions taken by the Company. Bank of America, National Association shall make all distributions under the Mortgage Loan Sale and Servicing Agreement to the Master Servicer by wire transfer of immediately available funds to:

          Bear Stearns BSARM 2006-2 Master Servicer Collection Account Wells Fargo Bank, N.A.
          ABA# 121000248
          Account Name: SAS Clearing
          Account # 3970771416
          For Further Credit to: BSARM 2006-2, Account # 50920200

and the Company shall deliver all reports required to be delievered under the Mortgage Loan Sale and Servicing Agreement to the Assignee at the address set forth in Section 9 herein and to the Master Servicer at:

          Wells Fargo Bank, N.A.
          9062 Old Annapolis Road
          Columbia, Maryland  21045
          Attention: Client Manager BSARM 2006-2
          Telecopy No.: (410) 715-2380


(page)
     IN WITNESS WHEREOF, the parties hereto have executed this AAR Agreement as of the day and year first above written.


EMC MORTGAGE CORPORATION,
Assignor


By:___________________________
Name:
Title:


U.S. BANK NATIONAL BANK,
not individually but solely trustee for the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2,
Assignee


By:___________________________
Name:
Title:


BANK OF AMERICA, NATIONAL ASSOCIATION,
Company


By:___________________________
Name:
Title:


ACKNOWLEDGED:
WELLS FARGO BANK, N.A.


By:___________________________
Name:
Title:


(page)
                                  ATTACHMENT 1

                             ASSIGNED LOAN SCHEDULE

                             [Provided Upon Request]


(page)
                                  ATTACHMENT 2

AMENDED AND RESTATED FLOW MORTGAGE LOAN MORTGAGE LOAN SALE AND SERVICING AGREEMENT, dated April 1, 2005, between Bank of America, National Association, and EMC Mortgage Corporation.


                             [Provided Upon Request]




                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     This Assignment, Assumption and Recognition Agreement (this "AAR Agreement") is made and entered into as of May 31, 2006 (the "Closing Date"), among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2 (the "Assignee") and GMAC Mortgage Corporation (the "Company").

     Whereas,  the  Assignor  purchased  mortgage  loans  from  the Company (the
"Mortgage Loans") pursuant to that certain Mortgage Loan Purchase Agreement, dated as of February 1, 2005, between the Assignor and the Company (the "MLPA") and that certain term sheet dated March 28, 2006 between the Assignor and the Company (the "Term Sheet", together with the MLPA, the "Purchase Agreement");

     Whereas, the Assignor and the Company entered into that certain Servicing Agreement, dated as of May 1, 2001, as amended by Amendment No. 1, dated as of October 1, 2001, Amendment No. 2, dated as of July 31, 2002 and Amendment No. 3, dated as of December 20, 2005 (as amended, the "Servicing Agreement"), pursuant to which the Company agreed to service the Mortgage Loans.

     In consideration of the mutual promises and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Mortgage Loans listed on Attachment 1 annexed hereto (the "Assigned Loans") shall be subject to
          ------------
the terms of this AAR Agreement. Any capitalized term used and not otherwise defined herein shall have the meaning assigned to such term in the Servicing Agreement.

Assignment  and  Assumption
---------------------------

     1. Except as expressly provided for herein, the Assignor hereby grants, transfers and assigns to the Assignee all of its right, title and interest in, to and under (a) the Assigned Loans and (b) as it relates to the Assigned Loans, the Servicing Agreement. Notwithstanding anything to the contrary contained herein, the Assignor is not assigning to the Assignee any of its right, title and interest in, to and under the Servicing Agreement with respect to any other mortgage loan other than the Assigned Loans. Except as is otherwise expressly provided herein, the Assignor makes no representations, warranties or covenants to the Assignee and the Assignee acknowledges that the Assignor has no obligations to the Assignee under the terms of the Servicing Agreement or otherwise relating to the transaction contemplated herein (including, but not limited to, any obligation to indemnify the Assignee).

     Assignor acknowledges and agrees that upon execution of this AAR Agreement, the Assignee shall become the "Owner" under the Servicing Agreement, and all representations, warranties and covenants by the "Servicer" to the "Owner" under the Servicing Agreement including, but not limited to, the rights to receive indemnification, shall accrue to Assignee by virtue of this AAR Agreement.

Representations,  Warranties  and  Covenants
--------------------------------------------

     2. Assignor warrants and represents to, and covenants with, Assignee and Company as of the date hereof that:

          a.   Attached  hereto  as  Attachment  2  is  a  true and correct copy
                                     -------------
               of the Servicing Agreement, which Servicing Agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

          b. Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Servicing Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignee's interests, rights and obligations under the Servicing Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

          c. There are no offsets, counterclaims or other defenses available to the Company with respect to the Assigned Loans, the Purchase Agreement or the Servicing Agreement;

          d. Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

          e. Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

          f. Assignor has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignor. This AAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and the parties hereto, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law; and

          g. No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this AAR
               Agreement, or the consummation by it of the transactions contemplated hereby. Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned
               Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto.

     3. The Assignee warrants and represents to, and covenants with, the Assignor and the Company as of the date hereof that:

          a. Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to hold the Assigned Loans as trustee on behalf of the holders of Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2006-2;

          b. Assignee has full corporate power and authority to execute, deliver and perform under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This AAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and the parties hereto, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          c. No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this AAR
               Agreement, or the consummation by it of the transactions contemplated hereby; and

          d. The Assignee assumes all of the rights of the Owner under the Servicing Agreement with respect to the Assigned Loans other than the right to enforce the obligations of the Servicer under the Servicing Agreement.

     4. Company warrants and represents to, and covenants with, Assignee and Assignor, as of the date hereof, that:

          a.   Attached hereto  as  Attachment 2  is  a true and correct copy of
                                    ------------
               the Servicing Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

          b. Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Servicing Agreement;

          c. Company has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's articles of incorporation or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Company. This AAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          d. No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Company in connection with the execution, delivery or performance by Company of this AAR
               Agreement, or the consummation by it of the transactions contemplated hereby;

          e.   Company  shall  establish  a  Custodial  Account  and  an  Escrow
               Account under the Servicing Agreement in favor of Assignee with respect to the Assigned Loans separate from the Custodial Account and Escrow Account previously established under the Servicing Agreement in favor of Assignor;

          f. Pursuant to Section 10.02 of the Servicing Agreement, the Company hereby restates the representations and warranties set forth in Article III of the Servicing Agreement with respect to the Company and the Assigned Loans as of the date hereof; and

          g. Neither this AAR Agreement nor any certification, statement, report or other agreement, document or instrument furnished or to be furnished by the Company pursuant to this AAR Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a fact necessary to make the statements contained therein not misleading.

     5. Company warrants and represents to, and covenants with, Assignor and Structured Asset Mortgage Investments II Inc. ("SAMI II") as of the date hereof:

          a. Company is not aware and has not received notice that any default, early amortization or other performance triggering event has occurred as to any other securitization due to any act or failure to act of the Company;

          b. No material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Company as servicer has been disclosed or reported by the Company;

          c. Company has not been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger;

          d. No material changes to the Company's policies or procedures with respect to the servicing function it will perform under the Servicing Agreement and this AAR Agreement for mortgage loans of a type similar to the Assigned Loans have occurred during the three-year period immediately preceding the date hereof;

          e. There are no aspects of the Company's financial condition that could have a material adverse effect on the performance by the Company of its servicing obligations under the Servicing Agreement and this AAR Agreement;

          f. There are no material legal or governmental proceedings pending (or known to be contemplated) against the Company, any Subservicer or any third-party originator; and

          g. There are no affiliations, relationships or transactions relating to the Company or any Subservicer with respect to this Securitization Transaction and any party thereto of a type described in Item 1119 of Regulation AB.

     Notwithstanding anything to the contrary in the Agreement, the Company shall (or shall cause any Third-Party Originator to) (i) immediately notify Assignor and SAMI II in writing of (A) legal proceedings pending against the Company, or proceedings known to be contemplated by governmental authorities against the Company which in the judgment of the Company would be, in each case, material to purchasers of securities backed by the Assigned Loans, (B) any affiliations or relationships of the type described in Item 1119(b) of Regulation AB that develop following the date hereof between the Company and any of the above listed parties or other parties identified in writing by the Assignor or SAMI II with respect to the Securitization Transaction and (ii) provide to the Assignor and SAMI II a description of such proceedings, affiliations or relationships.

     Each such notice/update should be sent to the Assignor by e-mail to regABnotifications@bear.com. Additionally, all such notifications, other than those pursuant to (i)(A) above, should be sent to:

     EMC Mortgage Corporation
     2780 Lake Vista Drive
     Lewisville, TX 75067-3884
     Attention:  Conduit Seller Approval Dept.
     Facsimile:  (214) 626-3751
     Email:  sellerapproval@bear.com

     With a copy to:

     Bear, Stearns & Co. Inc.
     383 Madison Avenue, 3rd Floor
     New, York, NY 10179
     Attention:  Global Credit Administration
     Facsimile:  (212) 272-6564

     Notifications pursuant to (i)(A) above should be sent to:

     EMC Mortgage Corporation
     Two Mac Arthur Ridge
     909 Hidden Ridge Drive, Suite 200
     Irving, TX 75038
     Attention:  Associate General Counsel for Loan Administration
     Facsimile:  (972) 831-2555

     With copies to:

     Bear, Stearns & Co. Inc.
     383 Madison Avenue, 3rd Floor
     New, York, NY 10179
     Attention:  Global Credit Administration
     Facsimile:  (212) 272-6564

     EMC Mortgage Corporation
     2780 Lake Vista Drive
     Lewisville, TX 75067-3884
     Attention:  Conduit Seller Approval Dept.
     Facsimile:  (214) 626-3751
     Email:  sellerapproval@bear.com

     6. Assignor hereby agrees to indemnify and hold the Assignee (and its successors and assigns) harmless against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that Assignee (and its successors and assigns) may sustain in any way related to any breach of the representations or warranties of Assignor set forth in this AAR Agreement or the breach of any covenant or condition contained herein.

     7. It is expressly understood and agreed by the parties hereto that insofar as this AAR Agreement is executed on behalf of the Assignee (i) this AAR Agreement is executed and delivered by U.S. Bank National Association, not in its individual capacity but solely as trustee under the Pooling and Servicing Agreement, dated as of May 1, 2006 (the "Pooling and Servicing Agreement"), among the Assignor, SAMI II, U.S. Bank National Association, as trustee and Wells Fargo Bank, N.A. as securities administrator and master servicer, in the exercise of the powers and authority conferred and vested in it, (ii) each of the representations, undertakings and agreements herein made on the part of the Assignee is made and intended not as representations, warranties, covenants, undertakings and agreements by U.S. Bank National Association in its individual capacity, but is made and intended for the purpose of binding only the Assignee,
(iii) under no circumstances shall U.S. Bank National Association in its individual capacity be personally liable for the payment of any indebtedness or expenses of the Assignee or be liable for the breach or failure of any obligation, representation, warranty or covenant made or undertaken by the Assignee under this AAR Agreement and (iv) any recourse against the Assignee in respect of any obligations it may have under or pursuant to the terms of this AAR Agreement shall be limited solely to the assets it may hold as trustee of Bear Stearns ARM Trust, Series 2006-2.

Recognition  of  Assignee
-------------------------

     8. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans, and will service the Assigned Loans for Assignee as if Assignee and Company had entered into a separate servicing agreement for the servicing of the Assigned Loans in the form of the Servicing Agreement (as modified herein), the terms of which are incorporated herein by reference. The Company acknowledges that the Assigned Loans will be part of a REMIC, and will service the Assigned Loans in accordance with the Servicing Agreement but in no event in a manner that would (i) cause any REMIC to fail to qualify as a REMIC or (ii) result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the Code). It is the intention of Assignor, Company and Assignee that this AAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the Servicing Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.

Modification  of  Servicing  Agreement
--------------------------------------

     9. The Company and Assignor hereby amend the Servicing Agreement as follows:

     (a)  The following  definitions  are  added  to  Article I of the Servicing
          Agreement:

          Assignee:  U.S.  Bank National Association, as trustee for the holders
          --------
     of  Bear  Stearns  ARM  Trust,  Mortgage  Pass-Through Certificates, Series
     2006-2.

          Master Servicer: Wells Fargo Bank, N.A., or its successors in interest
          ---------------
     who meet the qualifications of the Pooling and Servicing Agreement and this Agreement.

          Pooling  and  Servicing  Agreement: That certain pooling and servicing
          ----------------------------------
     agreement, dated as of May 1, 2006, among Structured Asset Mortgage Investments II Inc., the Trustee, Wells Fargo Bank, N.A. as securities administrator, the Master Servicer and the Owner.

          Trustee: U.S. Bank National Association, or its successor in interest,
          -------
     or any successor trustee appointed as provided in the Pooling and Servicing Agreement.

     (b) The definition of "Business Day" is deleted in its entirety and replaced with the following:

          Business  Day: Any day other than: (i) a Saturday or Sunday, or (ii) a
          -------------
     legal holiday in the States of New York, Illinois, Maryland, Minnesota or the Commonwealth of Pennsylvania (iii) a day on which banks in the States of New York, Illinois, Maryland, Minnesota or the Commonwealth of Pennsylvania are authorized or obligated by law or executive order to be closed.

     (c) The definition of Qualified Depository is deleted in its entirety and replaced with the following:

          Qualified  Depository:  A  separate and segregated account established
          ---------------------
     with a depository, the accounts of which are insured by the FDIC through BIF or the SAIF and the short term debt ratings of which are rated in the highest rating category by Standard & Poor's Rating Services, a division of The McGraw-Hill Companies Inc., Moody's Investors Services, Inc., or Fitch, Inc.

     (d) Exhibit G of the Servicing Agreement is deleted in its entirety and replaced with the following:

                                    EXHIBIT G
                                    ---------

         SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE

     The assessment of compliance to be delivered by [the Company] [Name of Subservicer] shall address, at a minimum, the criteria identified as below as "Applicable Servicing Criteria":

-------------------------------------------------------------------------------------------------------------------
                                                                                                         APPLICABLE
                                                                                                         SERVICING
                                                   SERVICING CRITERIA                                     CRITERIA
-------------------------------------------------------------------------------------------------------  ----------
REFERENCE                                               CRITERIA
----------------  -------------------------------------------------------------------------------------  ----------
                                            GENERAL SERVICING CONSIDERATIONS
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(1)(i)     Policies and procedures are instituted to monitor any performance or                       X
                  other triggers and events of default in accordance with the transaction agreements.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(1)(ii)    If any material servicing activities are outsourced to third parties, policies             X
                  and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(1)(iii)   Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(1)(iv)    A fidelity bond and errors and omissions policy is in effect on the party                  X
                  participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.
----------------  -------------------------------------------------------------------------------------  ----------
                                         CASH COLLECTION AND ADMINISTRATION
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(2)(i)     Payments on mortgage loans are deposited into the appropriate custodial                    X
                  bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(2)(ii)    Disbursements made via wire transfer on behalf of an obligor or to an                      X
                  investor are made only by authorized personnel.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(2)(iii)   Advances of funds or guarantees regarding collections, cash flows or                       X
                  distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(2)(iv)    The related accounts for the transaction, such as cash reserve                             X
                  accounts or accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash)
                  as set forth in the transaction agreements.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(2)(v)     Each custodial account is maintained at a federally insured depository                     X
                  institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(2)(vi)    Unissued checks are safeguarded so as to prevent unauthorized access.                      X
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(2)(vii)   Reconciliations are prepared on a monthly basis for all asset-backed                       X
                  securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
----------------  -------------------------------------------------------------------------------------  ----------
                                            INVESTOR REMITTANCES AND REPORTING
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(3)(i)     Reports to investors, including those to be filed with the Commission,                     X
                  are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in
                  the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements;
                  (C) are filed with the Commission as required by its rules and regulations;
                  and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the
                  Servicer.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(3)(ii)    Amounts due to investors are allocated and remitted in accordance with                     X
                  timeframes, distribution priority and other terms set forth in the transaction agreements.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(3)(iii)   Disbursements made to an investor are posted within two business days                      X
                  to the Servicer's investor records, or such other number of days specified in the transaction agreements.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(3)(iv)    Amounts remitted to investors per the investor reports agree with cancelled                X
                  checks, or other form of payment, or custodial bank statements.
----------------  -------------------------------------------------------------------------------------  ----------
                  POOL ASSET ADMINISTRATION
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(i)     Collateral or security on mortgage loans is maintained as required by the                  X
                  transaction agreements or related mortgage loan documents.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(ii)    Mortgage loan and related documents are safeguarded as required by the                     X
                  transaction agreements
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(iii)   Any additions, removals or substitutions to the asset pool are made, reviewed              X
                  and approved in accordance with any conditions or requirements in the transaction agreements.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(iv)    Payments on mortgage loans, including any payoffs, made in accordance with                 X
                  the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(v)     The Servicer's records regarding the mortgage loans agree with the Servicer's              X
                  records with respect to an obligor's unpaid principal balance.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(vi)    Changes with respect to the terms or status of an obligor's mortgage loans                 X
                  (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(vii)   Loss mitigation or recovery actions (e.g., forbearance plans, modifications and            X
                  deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(viii)  Records documenting collection efforts are maintained during the period a                  X
                  mortgage loan is delinquent in accordance with the transaction agreements.
                  Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(ix)    Adjustments to interest rates or rates of return for mortgage loans with variable          X
                  rates are computed based on the related mortgage loan documents.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(x)     Regarding any funds held in trust for an obligor (such as escrow accounts): (A)            X
                  such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(xi)    Payments made on behalf of an obligor (such as tax or insurance payments)                  X
                  are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(xii)   Any late payment penalties in connection with any payment to be made on                    X
                  behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(xiii)  Disbursements made on behalf of an obligor are posted within two business                  X
                  days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(xiv)   Delinquencies, charge-offs and uncollectible accounts are recognized and                   X
                  recorded in accordance with the transaction agreements.
----------------  -------------------------------------------------------------------------------------  ----------
1122(d)(4)(xv)    Any external enhancement or other support, identified in Item 1114(a)(1)
                  through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
-------------------------------------------------------------------------------------------------------------------



                              [NAME OF COMPANY] [NAME OF SUBSERVICER]
                              Date:
                                   ----------------------------------

                              By:
                                   ----------------------------------
                              Name:
                              Title:

Miscellaneous
-------------

     10. All demands, notices and communications related to the Assigned Loans, the Servicing Agreement and this AAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:

          a.   In the  case  of  Company,
                    GMAC Mortgage  Corporation
                    500  Enterprise  Road
                    Horsham, Pennsylvania  19044
                    Attention: Mr.  Frank  Ruhl
                    Telecopier No.:  (215)  682-3396

          b.   In the  case  of  Assignor,
                    EMC Mortgage Corporation
                    2780 Lake Vista Drive
                    Lewisville, Texas  75067
                    Attention: President or General Counsel
                    Telecopier No.: (972) 442-2880

          c.   In the  case  of  Assignee,
                    U.S. Bank National Association, as Trustee
                    One Federal Street, 3rd Floor
                    Boston, Massachusetts 02110
                    Attention: Corporate Trust Services, BSARM 2006-2 Telecopier No.: (617) 603-6638

     11. The Company hereby acknowledges that Wells Fargo Bank, N.A. (the "Master Servicer") has been appointed as the master servicer of the Assigned Loans pursuant to the Pooling and Servicing Agreement, dated as of May 1, 2006, among the Assignor, the Assignee, SAMI II, Wells Fargo Bank, N.A. as securities administrator and the Master Servicer, and therefor has the right to enforce all obligations of the Company, as they relate to the Assigned Loans, under the Servicing Agreement. Such right will include, without limitation, the right to terminate the Company under the Servicing Agreement upon the occurrence of an event of default thereunder, the right to receive all remittances required to be made by the Company under the Servicing Agreement, the right to receive all monthly reports and other data required to be delivered by the Company under the Servicing Agreement, the right to examine the books and records of the Company, indemnification rights, and the right to exercise certain rights of consent and approval relating to actions taken by the Company. The Company shall make all distributions under the Servicing Agreement, as they relate to the Assigned Loans, to the Master Servicer by wire transfer of immediately available funds to:

          Wells Fargo Bank, N.A.
          ABA# 121000248
          Account Name: SAS Clearing
          Account # 3970771416
          For Further Credit to: BSARM 2006-2, Account # 50920200

and the Company shall deliver all reports required to be delivered under the Servicing Agreement, as they relate to the Assigned Loans, to the Assignee at the address set forth in Section 10 herein and to the Master Servicer at:

          Wells Fargo Bank, N.A.
          9062 Old Annapolis Road
          Columbia, Maryland 21045
          Attention: Client Manager BSARM 2006-2
          Telecopier No: (410) 715-2380

     12. THIS AAR AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO CONFLICTS OF LAW PRINCIPLES (OTHER THAN SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW), AND THE OBLIGATIONS, RIGHTS AND REMEDIES OF THE PARTIES HEREUNDER SHALL BE DETERMINED IN ACCORDANCE WITH SUCH LAWS.

     13. No term or provision of this AAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     14. This AAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

     15. This AAR Agreement shall survive the conveyance of the Assigned Loans, the assignment of the Servicing Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Servicing Agreement and the Purchase Agreement.

     16. This AAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     17. In the event that any provision of this AAR Agreement conflicts with any provision of the Servicing Agreement with respect to the Assigned Loans, the terms of this AAR Agreement shall control.


(page)
     IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date first above written.


EMC  MORTAGE  CORPORATION,              U.S. BANK NATIONAL ASSOCIATION,
THE  ASSIGNOR                           NOT INDIVIDUALLY BUT SOLELY AS
                                        TRUSTEE  FOR  THE  HOLDERS  OF
                                        BEAR  STEARNS  ARM  TRUST, MORTGAGE
                                        PASS-THROUGH CERTIFICATES,  SERIES
                                        2006-2,
                                        THE  ASSIGNEE

By:                                     By:
   --------------------------              ------------------------------

Name:                                   Name:
     ------------------------                 ---------------------------

Title:                                  Title:
      -----------------------                 ---------------------------


GMAC  MORTGAGE  CORPORATION,
THE  COMPANY

By:
   --------------------------

Name:
     ------------------------

Title:
      -----------------------


ACKNOWLEDGED  AND  AGREED
WELLS FARGO BANK, N.A.
THE MASTER SERVICER

By:
   --------------------------

Name:
     ------------------------

Title:
      -----------------------


STRUCTURED ASSET MORTGAGE
INVESTMENTS II INC.

By:
   --------------------------

Name:
     ------------------------

Title:
      -----------------------


(page)
                                  ATTACHMENT 1
                                  ------------

                                 ASSIGNED LOANS

                             [Provided Upon Request]


(page)
                                  ATTACHMENT 2
                                  ------------

                               SERVICING AGREEMENT